Form 10-Q
period 2010-10-31
Bullion Monarch Mining, Inc. (NEW)
filed 2010-12-14
CIK 1497246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-54045

BULLION MONARCH MINING, INC.

(Exact name of Registrant as specified in its charter)

Utah	20-1885668
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

20 N. Main St.

 Suite 202

 St. George, UT 84770

 (Address of Principal Executive Offices)

(801) 426-8111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes [  ]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 30, 2010   38,514,148 shares of common stock.

PART I

Item 1.  Financial Statements

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

October 31, 2010 and April 30, 2010

	October 31, 2010 (Unaudited)	April 30, 2010 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$656,542	$459,505
Royalty receivables	385,275	398,808
Prepaid expenses	52,056	47,985
Inventories	75,290	80,290
Deposits	13,080	1,000
Employee advances	2,000	5,321
Income taxes receivable	115,802	19,648
Payroll tax receivable	476	476
Total Current Assets	1,300,521	1,013,033

Property, plant and equipment, net	2,569,195	2,498,841

Other Assets:
Mining Properties, at cost	273,071	273,071
Notes Receivable	287,791	101,967
Oil shale leases	9,669	9,669
Interest in mineral rights	108,000	-
Other investments	148,965	257,555
Deferred tax asset	531,758	501,845
Patent, net	351,563	367,188
Other	10,000	10,000
Total Other Assets	1,720,817	1,521,295
Total Assets	$5,590,533	$5,033,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$256,593	$416,024
Income taxes payable	184,522	556
Total Current Liabilities	441,115	416,580
Total Liabilities	441,115	416,580

STOCKHOLDERS’ EQUITY
Preferred Stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common Stock - par value $0.001, 100,000,000 shares authorized, 38, 637,548 issued, and 38, 525,848 outstanding as of October 31, 2010 and 39,868,210 issued and outstanding as of April 30, 2010	38,638	38,686
Additional Paid-in Capital	1,435,263	1,427,464
Less Treasury Stock	(81,231)	-
Accumulated other comprehensive income	(40,177)	74,855
Retained Earnings since September 27, 2006 ($3,632,043 accumulated deficit eliminated)	4,322,693	3,529,526
Total Bullion Stockholders’ Equity	5,675,186	5,070,531
Non-controlling interests	(525,768)	(453,942)
Total Stockholders’ Equity	5,149,418	4,616,589
Total Liabilities and Stockholders’ Equity	$5,590,533	$5,033,169

See accompanying notes to financial statements.

 BULLION MONARCH MINING, INC.AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months and Six Months Ended October 31, 2010 and 2009

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Royalty Revenue	$ 1,411,196	$ 1,449,616	$ 2,772,118	$ 2,350,159

Operating Expense
General and administrative	477,081	434,673	1,070,170	807,902
Gold Tax	68,560	71,481	139,154	116,508
Research and development	128,160	110,259	234,187	218,470
Total Operating Expense	673,801	616,413	1,443,511	1,142,880
Operating Income	737,395	833,203	1,328,607	1,207,279
Other Income (Expense)
Interest income	1,847	549	2,912	2,562
Loss from joint venture	-	-	(406,765)	-
Loss from investment	-	-	(1,500)	-
Total Other (Expense) Income	1,847	549	(405,353)	2,562
Net Income Before Income Taxes	739,242	833,752	923,254	1,209,841
Provision (Benefit) For Income Taxes	172,838	209,014	157,457	295,484
Net Income	566,404	624,738	765,797	914,357
Plus: Net Loss Attributable to Noncontrolling Interests	38,235	30,685	71,826	60,531
Net Income Attributable to Bullion Stockholders	604,639	655,423	837,623	974,888
Other Comprehensive Income (Loss)
Change in unrealized loss on marketable securities	(45,321)	(17,608)	(115,032)	(12,431)
Net Comprehensive Income	$ 559,318	$ 637,815	$ 722,591	$ 962,457
Net Income Per Share - Basic and Diluted	$ 0.01	$ 0.02	$ 0.02	$ 0.02
Weighted Average Shares Outstanding	38,559,092	38,686,210	38,602,157	38,694,811

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended October 31, 2010 and 2009

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	October 31, 2010	October 31, 2009
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income	$ 765,797	$ 914,357
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	26,794	28,645
Amortization	15,625	15,626
Deferred income taxes	3,645	3,361
Common stock issued for services	9,600	-
Securities received in lieu of cash from revenues	(40,000)	-
(Increase) decrease in royalties receivable	13,533	(317,840)
(Increase) decrease in inventory	5,000	-
(Increase) decrease in income tax receivable	(96,154)	(24,867)
(Increase) decrease in payroll tax receivable	-	1,852
(Increase) decrease in prepaid expenses	(4,071)	3,605
(Increase) decrease in deposits	(12,080)	(1,000)
(Increase) decrease in employee advances	3,321	700
(Increase) decrease in interest accrued on notes	(2,825)	-
Increase (decrease) in income taxes payable	183,966	(64,535)
Increase (decrease) in accounts payable	(159,428)	(20,682)
Net cash from operating activities	712,723	539,222

Cash Flows from Investing Activities:
Purchase of property, plant, and equipment	(97,149)	(673,803)
Issuance of notes receivable	(183,000)	(25,000)
Purchase of interest in mineral rights	(108,000)	(570,000)
Purchase of other investments	-	(13,507)
Purchase of other assets	-	(40,755)
Net cash used in investing activities	(388,149)	(1,323,065)

Cash Flows From Financing Activities:
Purchase of treasury stock	(127,537)	(49,240)
Net cash used in financing activities	(127,537)	(49,240)

Net Increase (Decrease) in Cash	197,037	(833,083)
Cash at Beginning of Period	459,505	1,135,755
Cash at End of Period	$ 656,542	$ 302,672

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ 66,000	$ 308,049

Non-cash investing and financing activities:

     During the quarter ended October 31, 2010, the Company retired 71,573 shares of treasury stock, reducing the par value of

       Common Stock by $72, Additional Paid-In Capital by $1,778 and Retained Earnings by $44,456.

     During the six months ended October 31, 2009, the Company retired 679,800 shares of treasury stock, reducing the par value of Common Stock by $680, Additional Paid-In Capital by $16,888 and Retained Earnings by $158,887.

See accompanying notes to financial statements.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 1.

Organization

Bullion Monarch Mining, Inc., a Utah corporation (“Bullion”), explores, acquires and develops mining properties in North and South America.  Bullion currently has interests in properties in Utah and Nevada in the United States as well as in Brazil and Mexico.  Bullion currently has three mines producing royalties in the Carlin Trend, Nevada.

EnShale, Inc., a majority-owned subsidiary of Bullion and a Wyoming corporation (“EnShale”), is engaged in various activities associated with the development of technology for the extraction of oil from oil shale deposits.

The condensed consolidated financial statements include the accounts of Bullion and EnShale (collectively referred to as the “Company”).  All intercompany transactions and balances have been eliminated.

Note 2.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements of the SEC for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended October 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011.  For further information, refer to the audited consolidated financial statements for the fiscal year ended April 30, 2010, and footnotes thereto included in the Company’s Form 10/A-2 for the fiscal year ended April 30, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates.

Certain immaterial reclassifications have been made to the income statements for the three and six month periods ended October 31, 2009, to conform to the 2010 presentation.

Note 3.

Significant Accounting Policies

Exploration and Development Costs

In general, exploration and development costs are expensed as incurred.  When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property are capitalized.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 360-10-35.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 4.

Common Stock

During February 2010, the Company’s Board of Directors authorized a $1 million share repurchase program.  The Company plans to repurchase its shares for cash, from time to time in the open market, through block trades or otherwise, through December 31, 2010, with no mandatory minimum number of shares to be repurchased.

During three months ended October 31, 2010, the Company purchased 135,773 shares of treasury stock.  The Company retired 71,573 shares of stock costing $46,306 during the three months ended October 31, 2010. As of October 31, 2010, the number of shares in treasury totaled 111,700, with a cost of $81,231.

Note 5.

Recent Accounting Pronouncements

Accounting Standards Update No. 2009-13

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25). This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this accounting standard update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this accounting standard update will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This accounting standard update is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this accounting standard update retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, the Company believes this accounting standard update will have no impact on its financial statements once adopted.

Note 6.

Note Receivable

During June 2010, Bullion executed the legal documents to formally organize Dourave-Bullion Limited Partnership, a Utah Limited Partnership (“DBLP”), the joint venture entity that owns Dourave-Bullion Mineracao E Exploracao Mineral Ltda (“DBM”).  Bullion currently owns 33.3% of DBLP.  During September 2010, Bullion loaned $183,000 to DBM and received a note receivable, which will be converted into an additional 3% ownership of DBLP if not repaid within 180 days. Interest is compounded monthly at a 5% stated interest rate.

Also, during October 2010, the Company entered into a non-binding Letter of Intent with Dourave Mining and Exploration Inc., a Canadian company, (“Dourave”) to work toward the execution of a Stock Purchase Agreement, wherein Bullion would acquire 100% of the outstanding shares of Dourave.  Dourave currently owns 66.67% of DBLP.

Note 7.

Interest in Mineral Rights

During June 2010, Bullion entered into a binding term sheet relating to certain mining rights located in Chihuahua Mexico, commonly referred to as the La Reyna property. As of October 31, 2010, Bullion had recorded $108,000 in exploration right payments.  Bullion, at its sole discretion, shall have the right to continue exploration activities by payment of $100,000 at six month intervals, through May 31, 2012, at which time the payment requirements increase for each successive period.  The above payments may be applied toward a $5,000,000 purchase price on the property.  Until June 1, 2011, the property owners retain the right to seek other exploration and purchase offers.  Bullion has a right of first refusal to match any exploration or purchase offers.  After June 1, 2011, if Bullion is current in its exploration right payments, the owners may not negotiate with any other party regarding the property.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 8.

Lease Agreement

During June 2010, Bullion entered into a one year lease agreement for corporate office space in St. George, Utah.  The lease allows for two, one-year extensions.  Annual rent is approximately $26,000, which increases 2% per year.

Note 9.

Subsequent Events

During November 2010, the Company acquired 11,700 shares of treasury stock for $11,750. This share acquisition is part of a $1,000,000 share repurchase program authorized by the Company’s Board of Directors during February 2010.

Also, during December 2010, the Company paid an additional $100,000 towards interest in mineral rights in Mexico (See Note 7).

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.  Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Form 10/A-2for the year ended April 30, 2010 and in Item 1A. Risk Factors in Part II - Other Information of this Quarterly Report on Form 10-Q.

Plan of Operation

Bullion Monarch Mining Inc. is a gold-focused royalty company with additional interests in oil-shale technology and other assets.  We seek to acquire existing mineral royalties or to finance mining projects that are in production or in development stage in exchange for royalty interests or a participating interest. We are engaged in a continual review of opportunities to create new royalties or participating interests through the financing of mine development or exploration, or to acquire companies that hold royalties. The majority of our current revenues are derived from a high-quality royalty claim block located in Northeastern Nevada’s Carlin Trend.  We also have an interest in various mineral assets in North and South America in the exploration and development stages, which have the potential to generate future royalty or other revenues.

Our management’s goal is to establish a self-funded natural resource company focused on exploring for and developing world class gold opportunities.  We internally fund our oil shale technology subsidiary, EnShale Inc. (“EnShale”), as well as ongoing gold exploration projects. Bullion Monarch benefits from its royalty stream, presently generating  approximately $6,000,000 annually, and we are working to monetize our substantial oil-shale assets through EnShale.

Our royalty portfolio generates high-margin free cash flow with lower exposure to operating and capital costs than operating companies.  Our portfolio also provides for direct leverage to commodity prices and the exploration potential of world-class ore deposits and mineral exploration trends where we have existing royalty interests.

Management believes there will be adequate funds from operations to continue current operations for the next 10 to 15 years. Revenues from Newmont’s Leeville/East Ore mine are anticipated to be between $6 and $6.5 million per year, depending upon the price of gold.  During the fiscal year 2011, we plan to list on the Toronto Stock Exchange.  Management feels that listing on an exchange with other natural resource companies, will give more exposure to us and our common stock..  We also believe that being listed on a major exchange will benefit us by allowing investors who cannot invest in bulletin board stocks, to be able to purchase our stock.  In conjunction with this listing, we anticipate undertaking a secondary offering of our common stock to increase our public float and provide funds for general corporate development.

We plan to continue to seek new mining projects with the potential to increase our royalty position.  We are currently evaluating properties in Mexico, Brazil, and Nevada.    We plan to continue our exploration work on the Bom Jesus property in Brazil. We began an extensive stream sediment sampling program in November 2010.  Additionally, we are in negotiations with Dourave Mining and Exploration Inc. (“Dourave”) our partner in the Bom Jesus project, to reach an agreement whereby we would purchase 100% of the outstanding shares of Dourave.  Dourave currently has interests in five properties in Brazil. We also plan to begin initial exploration work on the La Reyna property in Mexico in the near future. There is no guarantee that any of these properties will be purchased or leased or if rights are acquired that any of these properties will produce.  Management believes that the environment for development of natural resources is strong.  We look forward to future growth and profitability in this area.

We are continuing to develop a process through our subsidiary, EnShale, which we believe can extract the oil content from oil shale on a commercially reasonable and economically beneficial basis.  EnShale intends to continue evaluating alternatives to fund the construction of the expected full production plant and underground mining operation in the Vernal, Utah area, in anticipation of a successful demonstration plant for the extraction of oil from oil shale in a commercially reasonable and economic basis.  The funding may take the form of equity, debt or a combination thereof.  It is expected, as is normal for such a financing process, to require a complete due diligence period followed by a contractual negotiation period – all common to the financial industry for such funding transactions.

We do not expect to sell or dispose of any of our material assets during the next 12 months.

Results of Operations

Quarter Ended October 31, 2010, compared to the Quarter Ended October 31, 2009

Our largest revenue source is produced from our 1% royalty on Newmont’s Leeville/East Ore mine.  Variations in the quantities of ore processed from month to month are common in the industry.  Management expects that the royalty payments it receives from Newmont will continue based on the full capacity production that Newmont reached in 2007, with the exception of customary, occasional decreases in production.  Market prices of gold and silver also affect our revenue.  Our revenues for the three months ending October 31, 2010, were $1,411,196 compared to $1,449,616 for the quarter ending October 31, 2009. This decrease in revenue from 2009 of $38,420 is primarily due to a slight decrease in production at Newmont’s Leeville Mine, from which we receive a 1% royalty.

Total operating expenses in the quarter ended October 31, 2010, as compared to the quarter ended October 31, 2009, increased $57,388. The increase was attributable primarily to an increase in general and administrative expense and increased research and development expenses.  General and administrative expenses for the quarter ended October 31, 2010, were $477,081 compared to $434,673 for the quarter ended October 31, 2009. The increase of approximately $42,408 in general and administrative expense was primarily due to an increase in payroll expenses related to an increase in the number of employees. Also, office expenses, insurance, and marketing increased, offset by a decrease in professional and legal fees.  We also incurred research and development expenses in the quarter ended October 31, 2010, of $128,160 compared to $110,259 in the quarter ended October 31, 2009, related to our continued work on our process for producing oil from oil shale. During the quarter ended October 31, 2010, we incurred provision for income taxes of $172,838, with $209,014 for a provision for income taxes in the quarter ended October 31, 2009.

For the quarter ended October 31, 2010, we recorded a net income attributable to our shareholders of $604,639, or $0.01 per basic and diluted share, as compared to net income attributable to our shareholders of $655,423, or $0.02 per basic share and diluted share, for the quarter ended October 31, 2009. The decrease in our net income attributable to our shareholders during the October 31, 2010, period was primarily due to a decrease in revenues, increases in general and administrative expenses as well as research and development, and an offsetting decrease in the provision for income taxes.  The net loss attributable to non-controlling interest totaled $38,235 for the quarter ended October 31, 2010, compared to $30,685 for the quarter ended October 31, 2009. The change in unrealized loss on marketable securities for the quarter ended October 31, 2010 was $45,321, compared to $17,608 for the quarter ended October 31, 2009.

Six Months Ended October 31, 2010, compared to the Six Months Ended October 31, 2009

As stated above, our financial results are primarily tied to the production from our producing stage royalty interests and the price of gold and silver. Royalty revenues increased by $421,959 for the six months ended October 31, 2010, as compared to October 31, 2009.  We recognized $2,772,118 in revenues for the six months ended October 31, 2010, compared to $2,350,159 during the six months ended October 31, 2009.

General and administrative expenses for the six months ended October 31, 2010, were $1,070,170 compared to $807,902 for the six months ended October 31, 2009, with the increase being primarily for professional fees of attorneys and accountants and employee wages.  We also had research and development expenses in the six months ended October 31, 2010, of $234,187 compared to $218,470 in the same period of 2009.During the six months ended October 31, 2010, we had provision for income taxes of $157,457, with $295,484 for a provision for income taxes in the six months ended October 31, 2009.

We had operating income of $1,328, 607 for the six months ended October 31, 2010, compared to operating income of $1,207,279 for the six months ended October 31, 2009.   In the six months ended October 31, 2010, we incurred a loss on joint venture of $406,765 which represents exploration expenses on our Bom Jesus and Bom Jardim properties in Brazil.  This loss in joint venture and an increase in operating expenses resulted in net income attributable to our shareholders of $837,623 for the six months ended October 31, 2010 which represents a decrease of $137,265from the six months ended October 31, 2009, of $974,888 net income attributable to our shareholders. The net loss attributable to non-controlling interest totaled $71,826 for the six months ended October 31, 2010, compared to $60,531 for the six months ended October 31, 2009. The change in unrealized loss on marketable securities for the six months ended October 31, 2010 was $115,032, compared to $12,431 for the six months ended October 31, 2009.

Liquidity and Capital Resources

At October 31, 2010, we had current assets of $1,300,521 compared to current liabilities of $441,115, for a current ratio of 2.95 to 1. This compares to current assets of $896,812 and current liabilities of $116,597 at October 31, 2009, resulting in a current ratio of approximately 7.69 to 1.   At October 31, 2010, our cash and equivalents as shown on our consolidated balance sheets were primarily held in banks backed by FDIC insurance.

During the quarter ended October 31, 2010, liquidity needs were met from $1,411,196 in royalty revenues.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for cost of operating expenses, including general and administrative, exploration, research and development and business development expenses, and capital expenditures, for the foreseeable future. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Our current financial resources are also available for royalty or property acquisitions. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently, and generally at any time, seek acquisition opportunities in various stages of active review.  In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing opportunities.   At present, we are considering a listing on the Toronto Stock Exchange and in conjunction, undertaking a secondary offering of our common stock to increase our public float and provide funds for attractive royalty or property acquisitions.  Please refer to our Risk Factors included in Part 1, Item 1A of our Form 10/A-2 for the fiscal year ended April 30, 2010, for a discussion of certain risks that may impact the our liquidity and capital resources in light of the recent economic downturn.  We currently do not have a credit facility in place.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the period or periods covered by this Quarterly Report or our consolidated financial statements that accompany this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required of smaller reporting companies.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report, were effective at the reasonable assurance level in ensuring, and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process..

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of our business. Regardless of their merits, these matters may force us to expend significant financial resources. We are not aware of any material pending legal proceedings to which our company or its subsidiaries is a party or of which any of their property is subject, other than as set forth below.

We filed Bullion Monarch Mining, Inc. v. Newmont USA Limited (Case No. 3:08-cv-00227-ECR-VPC ) in the United States District Court, District of Nevada (Reno) on April 28, 2008.  The case concerns whether Newmont USA Limited ("Newmont") is required to pay us, in addition to the underlying one percent (1.0%) gross smelter return royalty on the core property which is not in dispute, a one percent (1.0%) gross smelter return royalty on any mineral properties within the the "area of interest" defined in the 1979 Agreement entered into by and between one of our predecessors and mining companies that are predecessors to Newmont.  On September 16, 2010, the Court granted Newmont's Motion for Summary Judgment on the issue of laches and did not reach the merits of Newmont's remaining Motions for Summary Judgment.  The Court also denied our Motion for Summary Judgment. On or about September 23, 2010, we filed a Motion to Reconsider, which is still pending.  On October 14, 2010, we filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit as to whether the District Court erred in applying the doctrine of laches.  On or about November 22, 2010, Newmont filed a Motion to Stay the Briefing Schedule Pending a Determination of Plaintiff-Appellant’s Motion for Reconsideration and we do not intend to oppose Newmont’s motion.  Given the status of the litigation, we are unable to determine the outcome of the case and intend to continue to prosecute the case in the best interest of our company.

Item 1A.  Risk Factors.

Not required of smaller reporting companies; however, for information on risk factors regarding us and our operations, see our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During February 2010, our Board of Directors authorized a $1 million share repurchase program.  We plan to repurchase our shares for cash, from time to time in the open market, through block trades or otherwise, through December 31, 2010, with no mandatory minimum number of shares to be repurchased.

During three months ended October 31, 2010, we purchased 135,773 shares of treasury stock.  We retired 71,573 shares of stock costing $46,306. As of October 31, 2010, the number of shares in treasury totaled 111,700, with a cost of $81,231.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Removed and Reserved.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

                       Identification of Exhibit

Exhibit No.	Title of Document*	Location if other than attached hereto
3.1	Amended Bylaws of Bullion Monarch Mining, Inc.	*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32

Certification of Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

BULLION MONARCH MINING, INC.

Date:	December 14, 2010	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	December 14, 2010	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer