Form 10-Q
period 2011-01-31
Bullion Monarch Mining, Inc. (NEW)
filed 2011-02-25
CIK 1497246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  38,504,093 shares of common stock as of February 17, 2011.

PART I

Item 1.  Financial Statements

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

January 31, 2011 and April 30, 2010

	January 31, 2011 (Unaudited)	April 30, 2010 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$693,188	$459,505
Royalty receivables	711,201	398,808
Prepaid expenses	30,276	47,985
Inventories	72,990	80,290
Deposits	13,080	1,000
Employee advances	2,000	5,321
Income taxes receivable	-	19,648
Payroll tax receivable	476	476
Total Current Assets	1,523,211	1,013,033

Property, plant and equipment, net	2,603,208	2,498,841

Other Assets:
Mining Properties, at cost	273,071	273,071
Notes Receivable	719,656	101,967
Oil shale leases	9,669	9,669
Interest in mineral rights	208,000	-
Other investments	132,455	257,555
Deferred tax asset	503,040	501,845
Patent, net	343,750	367,188
Other	10,000	10,000
Total Other Assets	2,199,641	1,521,295
Total Assets	$6,326,060	$5,033,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$333,306	$416,024
Income taxes payable	135,257	556
Total Current Liabilities	468,563	416,580
Total Liabilities	468,563	416,580

STOCKHOLDERS’ EQUITY
Preferred Stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common Stock - par value $0.001, 100,000,000 shares authorized, 38,637,548 issued, and 38,504,093 outstanding as of January 31, 2011 and 38,686,210 issued and outstanding as of April 30, 2010	38,638	38,686
Additional Paid-in Capital	1,435,263	1,427,464
Less Treasury Stock	(104,309)	-
Accumulated other comprehensive income	(62,841)	74,855
Retained Earnings since September 27, 2006 ($3,632,043 accumulated deficit eliminated)	5,115,853	3,529,526
Total Bullion Stockholders’ Equity	6,422,604	5,070,531
Non-controlling interests	(565,107)	(453,942)
Total Stockholders’ Equity	5,857,497	4,616,589
Total Liabilities and Stockholders’ Equity	$6,326,060	$5,033,169

See accompanying notes to financial statements.

 BULLION MONARCH MINING, INC.AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months and Nine months Ended January 31, 2011 and 2010

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Royalty Revenue	$ 1,779,069	$ 1,580,809	$ 4,551,187	$ 3,930,967

Operating Expense
General and administrative	586,472	383,686	1,656,642	1,191,588
Exploration costs	-	772,941	-	772,941
Gold Tax	88,953	79,040	228,107	195,548
Research and development	128,736	111,274	362,923	329,744
Total Operating Expense	804,161	1,346,941	2,247,672	2,489,821
Operating Income	974,908	233,868	2,303,515	1,441,146
Other Income (Expense)
Interest income	4,807	1,078	7,719	3,640
Lease income	400	-	400	-
Loss from joint venture	-	-	(406,765)	-
Loss from investment	-	-	(1,500)	-
Total Other (Expense) Income	5,207	1,078	(400,146)	3,640
Net Income Before Income Taxes	980,115	234,946	1,903,369	1,444,786
Provision (Benefit) For Income Taxes	226,293	(23,615)	383,750	271,868
Net Income	753,822	258,561	1,519,619	1,172,918
Plus: Net Loss Attributable to Noncontrolling Interests	39,339	31,939	111,165	92,470
Net Income Attributable to Bullion Stockholders	793,161	290,500	1,630,784	1,265,388
Other Comprehensive Income (Loss)
Change in unrealized loss on marketable securities	(22,664)	(5,176)	(137,696)	(17,607)
Net Comprehensive Income	$ 770,497	$ 285,324	$ 1,493,088	$ 1,247,781
Net Income Per Share - Basic and Diluted	$ 0.02	$ 0.01	$ 0.04	$ 0.03
Weighted Average Shares Outstanding	38,510,847	38,686,210	38,571,498	38,691,934

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine months Ended January 31, 2011 and 2010

	For the Nine	For the Nine
	Months Ended	Months Ended
	January 31, 2011	January 31, 2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$ 1,519,619	$ 1,172,918
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	39,649	43,241
Amortization	23,438	23,435
Deferred income taxes	26,209	(282,869)
Common stock issued for services	9,600	-
Securities received in lieu of cash from revenues	(40,000)	-
(Increase) decrease in royalties receivable	(312,393)	(271,242)
(Increase) decrease in inventory	7,300	-
(Increase) decrease in income tax receivable	19,648	(2,825)
(Increase) decrease in payroll tax receivable	-	2,023
(Increase) decrease in prepaid expenses	17,709	11,154
(Increase) decrease in deposits	(12,080)	(1,000)
(Increase) decrease in employee advances	3,321	3,500
(Increase) decrease in interest accrued on notes	(7,590)	(967)
Increase (decrease) in income taxes payable	134,701	59,314
Increase (decrease) in accounts payable	(82,718)	(43,533)
Net cash from operating activities	1,346,413	713,148

Cash Flows from Investing Activities:
Purchase of property, plant, and equipment	(144,015)	(699,115)
Issuance of notes receivable	(610,100)	(25,000)
Purchase of interest in mineral rights	(208,000)	(250,000)
Purchase of other investments	-	(16,434)
Purchase of other assets	-	(46,255)
Net cash used in investing activities	(962,115)	(1,036,804)

Cash Flows From Financing Activity:
Purchase of treasury stock	(150,615)	(49,240)
Net cash used in financing activities	(150,615)	(49,240)

Net Increase (Decrease) in Cash	233,683	(372,896)
Cash at Beginning of Period	459,505	1,135,755
Cash at End of Period	$ 693,188	$ 762,859
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ 208,500	$ 498,162

Non-cash investing and financing activities:

     During the quarter ended January 31, 2011, the Company retired 71,573 shares of treasury stock, reducing the par value of

       Common Stock by $72, Additional Paid-In Capital by $1,778 and Retained Earnings by $44,456.

     During the nine months ended January 31, 2010, the Company retired 679,800 shares of treasury stock, reducing the par value of Common Stock by $680, Additional Paid-In Capital by $16,888 and Retained Earnings by $158,887.

See accompanying notes to financial statements.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 1.

Organization

Bullion Monarch Mining, Inc., a Utah corporation (“Bullion”), explores, acquires and develops mining properties in North and South America.  Bullion currently has interests in properties in Utah and Nevada in the United States as well as in Brazil and Mexico.   Currently Bullion is receiving royalties from three producing mines on its Carlin Trend Royalty claim block.

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

Note 2.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements of the SEC for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended January 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011.  For further information, refer to the audited consolidated financial statements for the fiscal year ended April 30, 2010, and footnotes thereto included in the Company’s Form 10/A-2 for the fiscal year ended April 30, 2010.

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

Certain immaterial reclassifications have been made to the income statements for the three and nine month periods ended January 31, 2010, to conform to the 2011 presentation.

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

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 4.

Common Stock

During February 2010, the Company’s Board of Directors authorized a $1 million share repurchase program with no mandatory minimum number of shares to be repurchased.  During the calendar year 2010, the Company repurchased its shares for cash, from time to time in the open market, through December 31, 2010. This authorization has not been renewed as of January 31, 2011.

During the three months ended January 31, 2011, the Company purchased 21,755 common shares of treasury stock.  None of the purchases occurred after December 31, 2010. The Company did not retire any stock during the three months ended January 31, 2011. As of January 31, 2011, the number of shares in treasury totaled 133,455, with a cost of $104,309.

Note 5.

Recent Accounting Pronouncements

Accounting Standards Update No. 2009-13

In October 2009, FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25). This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this accounting standard update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this accounting standard update will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This accounting standard update is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this accounting standard update retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, the Company believes this accounting standard update will have no impact on its financial statements once adopted.

Accounting Standards Update No. 2010-09

In February 2010, FASB issued Accounting Standards Update No. 2010-09, a new accounting standard related to subsequent events, which amends the earlier FASB standard to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The new standard requires Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The Company adopted the new standard and believes it will not have a material impact on the Company’s condensed consolidated financial statements.

Note 6.

Note Receivable

During June 2010, Bullion executed the legal documents to formally organize Dourave-Bullion Limited Partnership, a Utah Limited Partnership (“DBLP”), the joint venture entity that owns Dourave-Bullion Mineracao E Exploracao Mineral Ltda (“DBM”).  Bullion currently owns 33.3% of DBLP.  During the third quarter ended January 31, 2011, Bullion loaned $427,100 to DBM and received a note receivable, which will be converted into an additional 8.13% ownership of DBLP if not repaid within 180 days. Interest is compounded monthly at a 5% stated annual interest rate.

Also, during October 2010, the Company entered into a non-binding Letter of Intent with Dourave Mining and Exploration Inc., a Canadian company, (“Dourave”) to work toward the acquisition by Bullion of 100% of the outstanding shares of Dourave.  Dourave currently owns 66.67% of DBLP.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 7.

Interest in Mineral Rights

During June 2010, Bullion entered into a binding term sheet relating to certain mining rights located in Chihuahua Mexico, commonly referred to as the La Reyna property. As of January 31, 2011, Bullion had recorded $208,000 in exploration right payments.  Bullion, at its sole discretion, shall have the right to continue exploration activities by payment of $100,000 at six month intervals, through May 31, 2012, at which time the payment requirements increase for each successive period.  The above payments may be applied toward a $5,000,000 purchase price on the property.  Until June 1, 2011, the property owners retain the right to seek other exploration and purchase offers.  Bullion has a right of first refusal to match any exploration or purchase offers.  After June 1, 2011, if Bullion is current in its exploration right payments, the owners may not negotiate with any other party regarding the property.

Note 8.

Lease Agreement

During June 2010, Bullion entered into a one year lease agreement for corporate office space in St. George, Utah.  The lease allows for two, one-year extensions.  Annual rent is approximately $26,000, which increases 2% per year.

Note 9.

Stock Offering

During January 2011, Bullion engaged an agent in regards to an offering of the securities of Bullion Monarch Mining Inc. in Canada. The offering is expected to consist of a minimum of 10,000,000 Common Shares. The agent will be entitled to a Corporate Finance Fee of Canadian (C)$25,000 as well as 6.75% of the gross proceeds of the stock issuance and broker warrants in the sum of 7% of the total number of securities issued pursuant to the offering. Bullion has granted an option to cover over-allotments, which will allow the agent to offer additional securities in an amount up to 15% of the original amount of securities sold at a price equal to the issue price, the option being exercisable at any time within 30 days of the closing date.

Note 10.

Subsequent Events

On February 18, 2011, the Board of Directors of Bullion approved the 2011 Stock Option Plan of Bullion Monarch Mining, Inc. (the “2011 Plan”). The 2011 Plan provides for the granting of options to purchase up to 3,000,000 shares of the Company’s common stock to directors, employees and consultants of the Company, including officers and directors who are employees of the Company.  Under the 2011 Plan, the granting of options, exercise prices and terms are determined by the Company’s Board, or a committee designated by the Board to administer the 2011 Plan.  The term of options granted under the 2011 Plan may not exceed 10 years.  No options have been granted under the 2011 Plan.

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

Plan of Operation

Bullion Monarch Mining, Inc. (“Bullion”) is a gold-focused royalty company with additional interests in oil-shale technology and other mineral assets directly and through its subsidiaries.  Unless the context otherwise requires, all references in this section to the “we”, “us” or “our” refer, collectively, to Bullion Monarch Mining Inc. and its subsidiaries, and all references in this section to “Bullion” refer to Bullion Monarch Mining Inc.  We seek to acquire existing mineral royalties or to finance mining projects that are in production or in development stage in exchange for royalty interests or a participating interest. We are engaged in a continual review of opportunities to create new royalties or participating interests through the financing of mine development or exploration, or to acquire companies that hold royalties. The majority of our current revenues are derived from a high-quality royalty claim block located in Northeastern Nevada’s Carlin Trend, which we call our Carlin Trend Royalty.  We also have an interest in various mineral assets in North and South America in the exploration and development stages, which have the potential to generate future royalty or other revenues.

Our management’s goal is to establish a self-funded natural resource company focused on exploring for and developing world class mining opportunities.  We internally fund our oil shale technology subsidiary, EnShale Inc. (“EnShale”), as well as ongoing mineral exploration projects. Bullion Monarch benefits from its royalty stream, presently generating approximately $6,000,000 annually, and we are working to monetize our substantial oil-shale assets through EnShale.

Our royalty portfolio generates high-margin free cash flow with lower exposure to operating and capital costs than operating companies.  Our portfolio also provides for direct leverage to commodity prices and the exploration potential of world-class ore deposits and mineral exploration trends where we have existing royalty interests.

Revenues from Newmont’s Leeville/East Ore mine are anticipated to be between $6 and $6.5 million per year, depending upon the price of gold.  During the fiscal year 2011, we plan to seek a listing on a major stock exchange.  Management feels that listing on an exchange with other natural resource companies will give more exposure to us and our common stock.  We also believe that being listed on a major exchange will benefit us by allowing investors who cannot invest in bulletin board stocks, to be able to purchase our stock.  In conjunction with this listing, we anticipate undertaking a secondary offering of our common stock to increase our public float and provide funds for general corporate development.

We plan to continue to seek new mining projects with the potential to increase our royalty position.  We are currently evaluating properties in Mexico, Brazil, and Nevada.  We plan to continue our exploration work on the Bom Jesus property in

Brazil. We completed an extensive stream sediment sampling program in the third quarter ended January 31, 2011.  We have reviewed the results and believe the anomalies indicated are very encouraging.  Additionally, we are continuing our negotiations with Dourave Mining and Exploration Inc. (“Dourave”) our partner in the Bom Jesus project, to reach an agreement whereby we would purchase 100% of the outstanding shares of Dourave.  Dourave currently has interests in five properties in Brazil. We are analyzing some preliminary work on the La Reyna property in Mexico, to determine a future course of action. There is no guarantee that any of these properties will be purchased or leased or if rights are acquired that any of these properties will produce.  Management believes that the environment for development of natural resources is strong.  We look forward to future growth and profitability in this area.

We are continuing to develop a process through our subsidiary EnShale which we believe can extract the oil content from oil shale on a commercially reasonable and economically beneficial basis.  EnShale intends to continue evaluating alternatives to fund the construction of the expected full production plant and underground mining operation in the Vernal, Utah area, in anticipation of a successful demonstration plant for the extraction of oil from oil shale in a commercially reasonable and economic basis.  The funding may take the form of equity, debt or a combination thereof.  It is expected, as is normal for such a financing process, to require a complete due diligence period followed by a contractual negotiation period – all common to the financial industry for such funding transactions.

We do not expect to sell or dispose of any of our material assets during the next 12 months.

Results of Operations

Quarter Ended January 31, 2011, compared to the Quarter Ended January 31, 2010

Our largest revenue source is produced from our 1% Carlin Trend Royalty.  Currently the primary source of revenue from this royalty comes from Newmont’s Leeville Mine. Variations in the quantities of ore processed from month to month are common in the industry.  Management expects that the royalty payments it receives from Newmont will continue based on the full capacity production that Newmont reached in 2009, with the exception of customary, occasional decreases in production.  Market prices of gold and silver also affect our revenue.  Our revenues for the three months ending January 31, 2011, were $1,779,069 compared to $1,580,809 for the quarter ending January 31, 2010. This increase in revenue from 2010 of $198,260 is due to an increase in the prices of gold and silver.

Total operating expenses in the quarter ended January 31, 2011, as compared to the quarter ended January 31, 2010, decreased $542,780. The decrease was attributable primarily to a decrease in exploration expense partially offset by an increase in research and development and general and administrative expense.  General and administrative expenses for the quarter ended January 31, 2011, were $586,472 compared to $383,686 for the quarter ended January 31, 2010. The increase of approximately $202,786 in general and administrative expense was primarily due to an increase in payroll expenses of $111,079 related to an increase in the number of employees. Also, marketing, travel and rent expense increased $26,525, $20,083 and $8,254, respectively.  We also incurred research and development expenses in the quarter ended January 31, 2011, of $128,736 compared to $111,274 in the quarter ended January 31, 2010, related to our continued work on our process for producing oil from oil shale. During the quarter ended January 31, 2011, we incurred provision for income taxes of $226,293, with a benefit for income taxes of $23,615 for the quarter ended January 31, 2010.

For the quarter ended January 31, 2011, we recorded a net income attributable to our shareholders of $793,161, or $0.02 per basic and diluted share, as compared to net income attributable to our shareholders of $290,500, or $0.01 per basic share and diluted share, for the quarter ended January 31, 2010. The increase in our net income attributable to our shareholders during the January 31, 2011, period was primarily due to an increase in revenues and a decrease in exploration expense, offset by increases in general and administrative expenses, provision for income taxes and research and development expense.  The net loss attributable to non-controlling interest totaled $39,339 for the quarter ended January 31, 2011, compared to $31,939 for the quarter ended January 31, 2010. The change in unrealized loss on marketable securities for the quarter ended January 31, 2011 was $22,664, compared to $5,176 for the quarter ended January 31, 2010.

Nine months Ended January 31, 2011, compared to the Nine months Ended January 31, 2010

As stated above, our financial results are primarily tied to the production from producing mines on our Carlin Trend Royalty claim block and the price of gold and silver. Royalty revenues increased by $620,220 for the nine months ended January 31,

2011, as compared to January 31, 2010.  We recognized $4,551,187 in revenues for the nine months ended January 31, 2011, compared to $3,930,967 during the nine months ended January 31, 2010.

General and administrative expenses for the nine months ended January 31, 2011, were $1,656,642 compared to $1,191,588 for the nine months ended January 31, 2010, with the increase being primarily for employee wages, professional fees of attorneys and accountants, and marketing of $194,034, $141,416 and $45,139, respectively. We also had research and development expenses in the nine months ended January 31, 2011, of $362,923 compared to $329,744 in the same period of 2010. During the nine months ended January 31, 2011, we had provision for income taxes of $383,750, with $271,868 for a provision for income taxes in the nine months ended January 31, 2010.

We had operating income of $2,303,515 for the nine months ended January 31, 2011, compared to operating income of $1,441,146 for the nine months ended January 31, 2010. In the nine months ended January 31, 2011, we incurred a loss on a joint venture of $406,765 which represents exploration expenses on our Bom Jesus and Bom Jardim properties in Brazil.  The increase in revenue and a decrease in operating expenses offset by a loss in joint venture and an increase in provision for income taxes resulted in net income attributable to our shareholders of $1,630,784 for the nine months ended January 31, 2011, or $0.04 per basic and diluted share, which represents an increase of $365,396 from the nine months ended January 31, 2010, of $1,265,388 net income attributable to our shareholders, or $0.03 per basic and diluted share. The net loss attributable to non-controlling interest totaled $111,165 for the nine months ended January 31, 2011, compared to $92,470 for the nine months ended January 31, 2010. The change in unrealized loss on marketable securities for the nine months ended January 31, 2011 was $137,696, compared to $17,607 for the nine months ended January 31, 2010.

Liquidity and Capital Resources

At January 31, 2011, we had current assets of $1,523,211 compared to current liabilities of $468,563, for a current ratio of 3.25 to 1. This compares to current assets of $1,013,033 and current liabilities of $416,580 at January 31, 2010, resulting in a current ratio of approximately 2.43 to 1.   At January 31, 2011, a portion of our cash and equivalents as shown on our consolidated balance sheets were held in banks backed by FDIC insurance. However, due to the balance of one account being greater than $250,000, the Company does not have FDIC coverage on the entire amount of bank deposits.  The Company believes this risk is minimal.

During the quarter ended January 31, 2011, liquidity needs were met from $1,779,069 in royalty revenues.

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

Our current financial resources are also available for royalty or property acquisitions. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. We currently have, and generally at any time, may have acquisition opportunities in various stages of active review.  In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing opportunities.   At present, we are considering a listing on the Toronto Stock Exchange and in conjunction, a secondary offering of our common stock to increase our public float and provide funds for attractive royalty or property acquisitions.  Please refer to our Risk Factors included in Part 1, Item 1A of our Form 10/A-2 for the fiscal year ended April 30, 2010, for a discussion of certain risks that may impact the our liquidity and capital resources in light of the recent economic downturn.  We currently do not have a credit facility in place.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report, were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

We filed Bullion Monarch Mining, Inc. v. Newmont USA Limited (Case No. 3:08-cv-00227-ECR-VPC ) in the United States District Court, District of Nevada (Reno) on April 28, 2008.  The case concerns whether Newmont USA Limited ("Newmont") is required to pay us, in addition to the underlying one percent (1.0%) gross smelter return royalty on the core property which is not in dispute, a one percent (1.0%) gross smelter return royalty on any mineral properties within the "area of interest" defined in the 1979 Agreement entered into by and between one of our predecessors and mining companies that are predecessors to Newmont.  On September 16, 2010, the Court granted Newmont's Motion for Summary Judgment on the issue of laches and did not reach the merits of Newmont's remaining Motions for Summary Judgment.  The Court also denied our Motion for Summary Judgment. On or about September 23, 2010, we filed a Motion to Reconsider, which was denied on or about January 25, 2011.  On October 14, 2010, we filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit as to whether the District Court erred in applying the doctrine of laches.  On or about November 22, 2010, Newmont filed a Motion to Stay the Briefing Schedule Pending a Determination of Plaintiff-Appellant’s Motion for Reconsideration and we do not intend to oppose Newmont’s motion.  Given the status of the litigation, we are unable to determine the outcome of the case and intend to continue to prosecute the case in the best interest of our company.

Item 1A.  Risk Factors.

Not required of smaller reporting companies; however, for information on risk factors regarding us and our operations, see our Annual Report on Form 10/A-2 for the fiscal year ended April 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During February 2010, the Company’s Board of Directors authorized a $1 million share repurchase program with no mandatory minimum number of shares to be repurchased.  During the calendar year 2010, the Company repurchased its shares for cash, from time to time in the open market, through December 31, 2010. This authorization has not been renewed as of January 31, 2011.

During the three months ended January 31, 2011, the Company purchased 21,755 common shares of treasury stock.  None of the purchases occurred after December 31, 2010. The Company did not retire any stock during the three months ended January 31, 2011. As of January 31, 2011, the number of shares in treasury totaled 133,455, with a cost of $104,309.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Removed and Reserved.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

                       Identification of Exhibit

Exhibit No.	Title of Document

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BULLION MONARCH MINING, INC.

Date:	February 24, 2011	By:	/s/R. Don Morris
R. Don Morris
Chief Executive Officer

Date:	February 24, 2011	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer