Form 10-K
period 2011-04-30
Bullion Monarch Mining, Inc. (NEW)
filed 2011-08-01
CIK 1497246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-54045

BULLION MONARCH MINING, INC.

(Exact Name of Registrant as specified in its Charter)

Utah	20-1885668
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

20 North Main Street

Suite 202

St. George, Utah 84770

 (Address of Principal Executive Offices)

(801) 426-8111

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock of the Registrant held by non-affiliates was approximately $24,137,562, based on 24,381,376 shares held by non-affiliates and the closing price of $0.99 per share for the Registrant’s common stock on the OTCQB on October 29, 2010.

As of July 15, 2011, the Registrant had 43,504,093 shares of common stock outstanding; however, a portion of these shares are subject to cancellation if not exchanged under the reorganization with our predecessor, Bullion Monarch Company, by September 26, 2011, as discussed under the caption “PREFATORY NOTE” below inserted before the commencement of our discussion in Part I of this Annual Report. According to the court and fairness hearing approved plan, holders of un-exchanged rights of “old” Bullion Monarch Company had five (5) years to exchange their rights in “old” Bullion Monarch Company. To avoid the loss of these rights, which were owned or acquired prior to September 26, 2006, they must be exchanged for an equal amount of “new” Bullion Monarch Mining Inc. shares, prior to September 26, 2011.

Documents Incorporated by Reference

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2011 Annual Meeting of Shareholders.

PREFATORY NOTE

See the “PREFATORY NOTE” below prior to the commencement of Part I, Item 1.

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS                                                                                                                                                   4

ITEM 1A.  RISK FACTORS                                                                                                                                    13

ITEM 2:  PROPERTIES                                                                                                                                             17

ITEM 3:  LEGAL PROCEEDINGS                                                                                                                           38

ITEM 4:  (RESERVED AND REMOVED)                                                                                                              39

PART II                                                                                                                                                                            39

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                                                      39

ITEM 6.  SELECTED FINANCIAL DATA.                                                                                                           40

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                                                                   40

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  40

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                      44

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                                                                                     70

ITEM 9A:  CONTROLS AND PROCEDURES

PART III                                                                                                                                                                           71

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE                               71

ITEM 11:  EXECUTIVE COMPENSATION                                                                                                           71

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                                               71

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE                                                                                                                                                       71

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES                                                                          71

PART IV                                                                                                                                                                           72

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                                                                      72

77

SIGNATURES                                                                                                                                                                  73

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report about us that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties.  Important factors, many of which are beyond our control, could cause actual results to differ materially from those set forth in the forward-looking statements, including but not limited to the following: general economic or industry conditions, nationally and internationally; increases or decreases in the prices of metals; changes in the interest rate environment, legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital when required; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices, among others.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

PREFATORY NOTE

In 1999, Bullion Monarch Company was administratively dissolved by the State of Utah for failing to file its annual reports with the Department of Commerce for the State of Utah.  Bullion Monarch Company subsequently organized Bullion Monarch Mining, Inc., and completed a court approved reorganization, effective March 31, 2005, whereby shareholders of the dissolved Bullion Monarch Company exchanged rights in that company for a like number of shares in the newly organized Bullion Monarch Mining, Inc. equal to the shares previously owned in Bullion Monarch Company, following a fairness hearing conducted by the Utah Division of Securities on September 27, 2006.  Shares issued by Bullion Monarch Mining, Inc. since inception, will continue to be its shares held by its shareholders; and Bullion Monarch Company rights holders who have not exchanged rights for shares of Bullion Monarch Mining, Inc. under the reorganization will continue to have the same rights of exchange each had under the reorganization with Bullion Monarch Company, subject to the five year exchange limitation provided for in the reorganization or to the close of business on September 26, 2011.

PART I

ITEM 1.  BUSINESS

Corporate Structure

Bullion Monarch Mining, Inc. (“Bullion Monarch” or the “Company”) is a gold-focused exploration and royalty company with additional interests in bauxite and oil-shale technology. The Company is focused on creating new royalties or participating interests through a continuous review of exploration opportunities.

Bullion Monarch has three material subsidiaries, Dourave Mining and Exploration Inc. (“Dourave Canada”), Dourave Mineracao E Exploracao Mineral Ltda (“Dourave Brazil”) and collectively with Dourave Canada, “Dourave”), and EnShale, Inc. (“EnShale”).

Dourave Canada is a wholly owned subsidiary of Bullion Monarch and through Dourave Canada, Bullion Monarch holds 99.99% of Dourave Brazil.  Dourave Canada is federally incorporated under the laws of Canada as 6854893 Canada Inc. in November 2007 and changed its name to Dourave Mining and Exploration Inc. in December 2007.  The registered office of Dourave Canada is c/o Peterson Law Professional Corporation Suite 806, 390 Bay Street, Toronto, Ontario M5H 2Y2.

Dourave Brazil was incorporated under the laws of Brazil in September 2007. The registered office of Dourave Brazil is c/o Avenida Alcindo Cacela, 1264 Bairro – Nazarel, Belem, Para Brazil.

Bullion Monarch holds an 80% ownership interest in EnShale. EnShale was incorporated under the laws of Wyoming in July 2000 under the name International Energy Resource Development, Inc. and subsequently changed its name to EnShale, Inc. in September 2005.  The registered office of EnShale is 20 N. Main St., Suite 202, St. George, UT 84770.

The following sets out the corporate structure of the Company with respect to its material subsidiaries and Company’s projects and properties:

Bullion Monarch Mining, Inc. (Utah) • North Pipeline • La Reyna • Ophir
100%	80%
Dourave Mining and Exploration Inc. (Canada)	EnShale Inc. (Wyoming)

99.99%(1)
Dourave Mineracao E Exploracao Mineral Ltda (Brazil) • Bom Jesus Project • Niquelândia Project • Bom Jardim • Ouro Mil • Caldieras • Pontal do Paranaita

Note: (1) Brazilian nationals own a fraction (less than 1/100th of one percent) of Dourave Brazil.

General

The Company completed its most successful year ever, ending its fiscal year at April 30, 2011 with record revenue of $6.2 million and record earnings of $0.05 per share. The revenue was derived primarily from its Carlin Trend Royalty, a royalty claim block located in the renowned Carlin Trend in Northeastern Nevada, on which the Company holds a 1% GSR royalty. The Carlin Trend Royalty project is the Company’s flagship royalty property and includes portions of the following: the Leeville Mine, the East Ore Mine, the North Lantern Mine, the Turf Deposit and Four Corners Deposit.  The majority (approximately 99.5%) of revenue that the Company currently earns is derived from combined production at the Leeville Mine and East Ore Mine (collectively, the “Leeville Mine Property”), which is discussed in more detail later.

The Company has ongoing exploration efforts for gold and bauxite in Brazil through Dourave Brazil. The Company has four primary exploration and development projects in Brazil; Bom Jesus, Bom Jardim and Ouro Mil, which are gold-focused, and Niquelândia, which is a bauxite property.  The Company also has interests in various mineral assets in North and South America which are presently at the exploration stage and which are not currently producing any ore or income.

The Company has been developing a process, through EnShale, to extract oil from oil shale ore in an economically viable manner. Bullion Monarch is currently working to monetize its substantial oil-shale assets through the development of EnShale.

Bullion Monarch’s royalty portfolio generates high-margin free cash flow with lower exposure to operating and capital costs than operating companies.  Bullion Monarch’s portfolio also provides for direct leverage to commodity prices and the exploration potential of world-class ore deposits and mineral exploration trends where they have existing royalty interests. Bullion Monarch management believes that a diverse portfolio of royalty interests provides our shareholders with a higher risk-adjusted return through the commodity cycle than direct operating interests in mining properties.

In June 2011, Bullion Monarch determined to terminate exploration activities on the La Reyna property. A year earlier, in June 2010, the Company entered into a binding term sheet (“Chihuahua Term Sheet”) relating to mining rights of a property located in Chihuahua, Mexico. The agreement required that Bullion Monarch make a $50,000 exploration right payment on execution of the agreement and a $100,000 payment for the right to conduct exploration activities on the subject property until November 30, 2010. Bullion Monarch had the option of continuing exploration activities by making additional payments of $100,000 for each six month interval, through May 31, 2012, at which time our payment requirements were to increase for each successive period. These payments were to be applied toward a $5,000,000 total purchase price on the subject property.  Several months after making the second payment of $100,000, the Company contacted the landowner with whom the agreement was made, and informed them that due to an unacceptable level of risk related to physical employee security, as well as regional political instability in strategic areas of Chihuahua Mexico, Bullion Monarch had decided to discontinue option payments and cease exploration on the property.

In May 2011, the Company decided to postpone its planned Canadian market offering ten million shares due to unfavorable market conditions. The offering was planned to coincide with and assist in the listing of Bullion Monarch shares on a Canadian stock exchange. The Company plans to review market conditions in the fall of 2011 to determine if it will proceed with an offering or listing of its shares at that time.

On April 1, 2011 the Company executed a revised stock purchase agreement with certain shareholders of Dourave Canada holding approximately 81.37% of the outstanding capital shares of Dourave and executed separate purchase agreements (collectively and together with the revised stock purchase agreement described above, the “Purchase Agreements”)  with the holders of all remaining outstanding capital shares of Dourave, resulting in the Company owning 100% of the outstanding shares of Dourave Canada and by virtue of that ownership position, a 99.99% ownership stake in Dourave Brazil. The closing of the purchase of the shares under the Dourave Purchase Agreements was effective April 1, 2011. The Company issued an aggregate of 5,000,000 shares of the Company’s common stock and warrants to purchase up to 2,500,000 shares of its common stock at an exercise price equal to $1.20 per share and also assumed the obligation to issue up to 281,410 shares of the Company’s common stock under outstanding warrants to purchase capital shares of Dourave at an exercise price equal to 4.78 per share as total consideration for all of the capital shares of Dourave acquired pursuant to the Purchase Agreements. The Purchase Agreements contain customary representations and warranties regarding Dourave Canada and its business and the selling shareholders’ ownership of the capital shares of Dourave Canada being sold to the Company. The Purchase Agreements also contain customary covenants and indemnity obligations of the parties.

The Purchase Agreements are dated as of February 7, 2011 as a result of the Company’s offer made on such date to purchase the Dourave shares for an aggregate consideration equal to $3,220,000, which was based on the value as of such date of the Company common stock and warrants to purchase common stock to be issued in consideration for the capital shares of Dourave, as set forth in the Purchase Agreements. The Purchase Agreements contain customary representations and warranties regarding Dourave Canada and its business and the selling shareholders’ ownership of the capital shares of Dourave Canada being sold to the Company. The Purchase Agreements also contain customary covenants and indemnity obligations of the parties.

In the acquisition, Bullion Monarch acquired six highly prospective properties controlled by Dourave. In addition Bullion Monarch retained, as employees, Sergio Aquino and Ruari McKnight who each have years of experience in the Brazilian mining industry. Bullion Monarch believes that the synergy created with the acquisition of Dourave will help it progress much faster in its goal to establish a self-funded natural resource company focused on exploring for and developing world class gold opportunities.

On April 5, 2011, the Company announced the acquisition of the Niquelândia bauxite project by Dourave Brazil. This exploration project is substantial in scope and requires Bullion Monarch to allocate significant resources to adequately explore the area. An exploration budget of $1.5 million USD is estimated to be invested in the first year of the project. Development of the project will be supported by excellent infrastructure, with asphalt and all weather road access, close proximity to the major cites of Brasilia and Goiania, availability of cheap hydroelectric power from the Serra da Mesa hydroelectric plant and the proposed extensions of existing  rail access (Ferrovia 354) to nearby Urucu and possibly Niquelandia in the future.

EnShale

EnShale was established to profit from the rising demand for liquid petroleum when an opportunity to purchase a patented technology for commercial oil shale production was acquired by Bullion Monarch.

Combined with the Company’s interest in oil shale extraction technology, in December  2005, Bullion Monarch leased mineral rights from the State of Utah on approximately 4,650 acres of state owned land in Eastern Utah referenced herein as the SITLA Oil Shale Leases, which are presently held by EnShale. The leased parcels are designated by the State of Utah to have oil shale beds containing varying amounts of oil. Our total initial purchase price for the acreage, comprising five separate leases, was $9,669.  Each lease is for a term of 10 years and requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.

EnShale engaged Utah Fabrication to design, develop and construct a demonstration plant to test technology it developed for the potential commercial production of oil from oil shale on an economically beneficial basis. Bullion Monarch has been funding EnShale through the demonstration plant and testing phases. In 2008, EnShale contracted with the Idaho National Laboratory, a Division of the U. S. Department of Energy for an engineering analysis to be done of our oil shale extraction process utilizing ASPEN modeling. The results of the modeling indicated that our process could be capable of producing oil from shale in an economically feasible manner.

In June of 2008, EnShale commenced construction on a pre-production demonstration plant to extract oil from oil shale using its patent pending extraction process. In June 2008, Bullion Monarch increased ownership to 80% of EnShale by exchanging all of its oil shale mineral leases on Utah State Institutional Trust Land in Eastern Utah’s Uintah County (the “SITLA Oil Shale Leases”). EnShale purchased a five acre parcel of industrial real property in Vernal, Utah that is strategically located for planned EnShale operations and has all required utilities readily available.  Fabrication of EnShale’s testing and demonstration plant was completed in May of 2009 and transported to the EnShale industrial property located in Vernal, Utah.

EnShale is presently in the process of reviewing funding options, including debt and equity financing, to take the plant to the commercial production phase if results from our demonstration plant show commercial viability of the process. Management believes that EnShale has accomplished a major breakthrough in the development of technology for the commercial processing and extraction of oil from oil shale.

In February 2011, Bullion Monarch announced that EnShale had received a notice of allowability by the United States Patent and Trademark Office for a patent on its oil shale processing technology. EnShale has also applied for patents in the foreign countries of Australia, Canada, Brazil, Estonia, and China.

EnShale completed an enclosure to contain the oil-shale demonstration plant allowing process and product testing to happen unimpeded by weather. Testing is currently ongoing and will continue at the EnShale plant until sufficient optimized data exists to complete an independent feasibility study focused on building a larger capacity commercial processing facility.

EnShale Ownership and Demonstration and Testing Plant Status

Research and Development Costs During the Last Two Fiscal Years

Bullion Monarch expended $ 468,360 and $451,733 during the fiscal years ended April 30, 2011 and 2010, respectively, on research and development related to the process of extracting oil from oil shale.

EnShale Ownership

Stock Ownership of EnShale, Inc.

Title Of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Bullion Monarch Mining, Inc. (1)	32,000,000	80.0%
Common Stock	R. Don Morris (2)	1,680,000	4.2%
Common Stock	James A. Morris (2)	400,000	1.0%
Common Stock	Robert D. Morris (2)	1,200,000	3.0%
Common Stock	Peter F. Passaro (2)	400,000	1.0%
Common Stock	Wayne E. Pearce (2)	1,400,000	3.5%
Common Stock	Rex L. Franson (2)	1,720,000	4.3%
Common Stock	Merrill C. Fisher (2)	1,200,000	3.0%
Total		40,000,000	100%

(1)

12,000,000 shares acquired in exchange for License Agreement acquired for $400,000 on January 10, 2006, or approximately $0.033 per share; and 20,000,000 shares acquired for the transfer of rights owned in its SITLA Oil Shale Leases on Utah State Institutional Trust Land in Eastern Utah’s Uintah County.  Bullion acquired the five oil shale mineral leases exchanged for these shares from the State of Utah, on December 1, 2005, and transferred them to EnShale in June, 2008.  The SITLA Oil Leases were acquired for an aggregate of $9,669, which was the required minimum bid.  See the heading “Other Properties” below in this Item I, and Part I, Item 3, for additional information about these leases.

(2)

Acquired March 10, 2006, for services rendered of an aggregate value of $264,000 or approximately $0.033 per share.

Executive Officers of the Registrant

The following table sets forth the names of all of the Company’s executive officers.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
R. Don Morris	Chief Executive Officer	2010	*
James A. Morris	President	2010	*
Philip L. Manning	Chief Financial Officer	2009
Robert Morris III	Secretary	2008	*

Business Experience

R. Don Morris, 67, has served as an officer and director of Bullion Monarch since its incorporation in 2004 and is currently serving as CEO.  Prior to the establishment of Bullion Monarch, he was President of Bullion Monarch Company, the Company’s predecessor, for many years.  Mr. Morris is the force behind Bullion Monarch.  He has over 40 years of experience in the mineral industry from early exploration and development through production.   Mr. Morris is best known for his involvement and development of the famous Carlin Trend in Northeast Nevada as President of MM&S Exploration Company, which was acquired by Bullion Monarch Company in 1969.  Mr. Morris has worked in the mining industry throughout the world in various executive and management capacities.  He has served on various Boards of Directors, including US Copper Corp., Gold Standard of Nevada, Metals Inc., Elko Ready Mix and Arco Aris Minerals.  In the early 1990’s, Mr. Morris was invited as a special envoy to study the mineral industry in Russia, Yugoslavia and Bosnia.  Mr. Morris has worked throughout North and South America, Europe and Asia.  Mr. Morris received a Bachelor’s of Science degree in geology from Brigham Young University in 1966 and completed graduate studies at Colorado School of Mines and McKay School of Mines in Nevada.

James Andrew Morris, 43, has served on the Company’s Board of Directors since 2004 and as President since January 2010. He graduated from Brigham Young University with a degree in Business Finance in 1993.  He was employed by Merrill Lynch before founding a retail golf franchise, Utah Golf Equipment, LLC, in 1993.  He was the owner/operator of this golf business until the time of its sale in 1999. Mr. Morris then began employment with Eagle Home Mortgage, in its Elko, Nevada, Branch.  In 2002 he served as President of Zephyr Gold and in 2004 he established M&P Development, a real estate development company, where he directed the planning and construction of three successful residential projects in Elko, Nevada.  He has served on the Great Basin College Foundation Board as well as spending much of his time in volunteer work with Spring Creek High School raising funds to build an outdoor track facility. He continues to serve as managing partner of M&P Development and as a board member for Full Circle Recovery Systems Inc.  In January 2010, Mr. Morris joined Bullion Monarch on a full-time basis, serving temporarily as CEO of EnShale and currently President of Bullion Monarch.

Robert Morris III, 39, has been the Secretary of Bullion Monarch since 2010.  He has a Bachelor’s degree in Business Finance.  From 1999 to 2002, Mr. Morris was a Branch Manager for Enterprise Rent-a-Car, where he oversaw all aspects of the local operation, including inventory, customer service personnel and related duties.  In 2002, he joined Verilease Finance as its Vice President of Sales.  He successfully managed all equipment leasing activities and employees.  Mr. Morris is the President of EnShale and serves as corporate Secretary for Bullion.

Philip Manning, 52, has been our Chief Financial Officer since 2009.  He has over 20 years of experience in various sectors of the finance industry. He received his Bachelor of Science degree in Business from Brigham Young University and earned an MBA in International Management from the American Graduate School of International Management in 1984.  His financial management experience is diverse, beginning with employment at companies such as RCA Corporation in their finance department.  In 1984, Mr. Manning joined William Wright Associates, Ltd., an investment advisory firm, where he rose from accountant to Portfolio Manager.  While employed there, Mr. Manning was instrumental in establishing a fund to provide mezzanine financing to small companies.  In this capacity, he served on boards and advisory boards, advising companies in a variety of industries ranging from high tech start-ups, equestrian equipment manufacturing to manufactured home builders.  Beginning in 1990, he spent several years with Merrill Lynch, where he assisted corporate clients with asset management and received recognition from Merrill Lynch for outstanding achievement.  In 1995, Mr. Manning began his own business as a consultant. In this role, he worked for business clients, including Bullion Monarch in the late 1990’s.  In 1998, he joined Bright Trading, one of the largest proprietary trading firms in the U.S., where he was ultimately appointed Manager of the Draper, Utah Branch Office.  As Branch Manager, he was responsible for the hiring, training and supervising of traders, which he engaged in until 2001.  Mr. Manning continued trading for his own account and in 2005, commenced consulting for business clients once again.  More recently, his consultation business included Bullion Monarch, among other clients.  His work with Bullion Monarch was primarily in the Company’s accounting and finance functions. His contributions proved that he would make a valuable addition to the Bullion Monarch management team and led the Company to offer him his current position as CFO.

Competition

The Company competes with mining companies for the acquisition of new mining properties. The Company has limited resources when compared with larger royalty, mining and exploration companies and most companies with which it competes have substantially greater resources, personnel and expertise.  The Company’s competitive position in this industry is not considered to be significant.  However, the demand for precious metals is such that once a metal is produced it can be sold at an established market price which has made the exploration and production of such mineral resources, while highly speculative, highly lucrative.

Some major competitors in the gold royalty business include: Royal Gold, Silver Wheaton and Franco Nevada.  OSEC IDT Corp. and Red Leaf are small companies that compete with EnShale in the development and use of oil shale extraction technology.  Exxon Mobil Corp., Chevron Corp. and Royal Dutch Shell are large companies that will be competitors in the extraction of oil from oil shale.  The

Company’s competitive position in this industry is also not presently considered to be significant; however, that could change if our oil shale extraction process currently being developed and tested proves to be economically and commercially viable.

Dependence on One or a Few Major Customers

The Company has no customers; however, most all of its current revenues received are derived from its 1% royalty interest on our Carlin Trend Royalty claim block and specifically Newmont’s Leeville/East Ore Mine under its 1979 property agreement.

Intellectual Property

Enshale has a U.S. Patent Pending No. USSN 11/974492, filed October 12, 2007, and an International PCT Patent Application,  Serial Number PCT/US2008/011656, with a priority date of October 12, 2007, and an international filing date of October 10, 2008, File No. 2682.003PC, regarding EnShale’s oil shale extraction process, and entitled “Petroleum Products From Oil Shale.”  The International PCT Patent Application discloses certain improvements in the patent pending process filed initially in the U.S.

.

Regulations on the Business

General Mining and Oil Shale Requirements.  All of Bullion Monarch’s United States mining and exploration and development activities and oil shale extraction operations, if its technology proves commercially viable, will be subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive.

General Mining and Oil Shale Environmental Requirements.  Exploration and development operations in mining or oil shale extraction are subject to environmental regulations, which could result in additional costs and operational delays. All phases of the Company’s planned operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not negatively affect the Company’s projects.  Bullion Monarch is currently subject to environmental regulations with respect to its properties.

The Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval.  Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by Bullion Monarch.

At the state level, mining operations are also regulated by various regulatory bodies including environmental, safety and various permitting agencies.  The Company is required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations.  Any changes to these laws and regulations could have a negative impact on the Company’s financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

Employees

Bullion Monarch currently has nine employees, seven of which are full-time employees. EnShale has four employees, two of which are full-time employees. Dourave Brazil has thirty employees, eight of which are full-time employees.

Additional Information

You may read and copy any materials that the Company files with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that the Company has filed electronically with the Securities and Exchange Commission at its internet site at www.sec.gov.

The internet address for the Company’s website is www.bullionmm.com. The internet address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on the Company’s website is not and should not be considered part of this report and is not incorporated by reference in this document. The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to such reports and proxy statements (the “SEC Reports”) filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to federal securities laws, as soon as reasonably practicable after each SEC Report is filed with or furnished to the SEC. In addition, copies of the SEC Reports are available, without charge, upon written request to the Company’s Chief Financial Officer.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.  However, we have included the following risk factors.

The ownership of shares of our common stock is highly speculative and involves a high degree of risk. Therefore, you should consider all of the risk factors discussed below, as well as the other information contained in this Annual Report and other reports filed by us with the Securities and Exchange Commission prior to considering any investment in us.

Risks Related To Bullion

Future financial results may fluctuate significantly.  As a result of our limited operations, we cannot predict future revenues or operating results.  Management, however, does expect future revenues and operating results to fluctuate due to a combination of factors, including the costs of production, world prices for minerals and oil and other factors.  If we have a shortfall in revenues in relation to our expenses, or if our expenses increase before our revenues do, then our business for a particular period would be materially adversely affected.  Because of all of these factors and the other risks discussed in this section, management believes that our quarterly and annual revenues, expenses and operating results likely will vary significantly in the future.

Additional financing requirements.  We may be required to seek additional financing to fund operations and carry out our business plan.  There can be no assurance that such financing will be available on acceptable terms, or at all.  We do not have any arrangements with any bank or financial institution to secure additional financing, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Bullion will not be successful unless it recovers precious metals or oil from oil shale and sells them in U.S. or world markets.  Our success and possible growth will depend on our ability, or the ability of those companies which we are in contract with, to recover precious metals or oil, process them and successfully sell them on U.S. and world markets. The success of this process is dependent on the spot market prices paid in relation to the costs of production. We may not always be able to produce at a profit because we can maintain a level of control only over our costs and have no ability to control the world spot market prices.

The cost of acquisition, exploration, and development activities are substantial and there is no assurance that the returns from mining activities or oil shale development will justify commercial operations.  We cannot be certain that our acquisition, exploration and development activities will be commercially successful. Substantial expenditures are required to acquire existing mineral and oil shale properties, to establish reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore or oil from the shale in the case of new properties and to develop the mining and processing facilities and infrastructure at any site chosen for mining or oil shale production. There can be no assurance that any mineral reserves, mineralized material or oil from oil shale acquired or discovered will be in sufficient quantities or adequate grade to justify commercial operations or that the funds required for development can be obtained on a timely basis.

The price of gold, other minerals and oil is known to fluctuate on a regular basis and the downturn in price could negatively impact our operations and cash flow. The price of gold, other minerals and oil is subject to fluctuations, which could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

Mining and oil shale activities are inherently hazardous and any exposure may exceed Bullion’s insurance limits or may not be insurable.  Mining and oil shale exploration, development and operating activities are inherently hazardous. Mineral exploration involves many risks that even a combination of experience, knowledge, and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or we could elect not to insure us against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

Since reserve calculations are only estimates, any material change may negatively affect the economic viability of our properties.  Reserve calculations are estimates only, subject to uncertainty due to factors including metal and oil prices and recoverability of metal and oil in the mining and mineral recovery process. There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of ore or oil and grades must be considered as an estimate only. In addition, the quantity of reserves and ore or oil may vary depending on metal or oil prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may negatively affect the economic viability of our properties. In addition, there can be no assurance that gold recoveries, other metal or oil recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Bullion’s operations are subject to strict environmental regulations that may result in added costs of operations and operational delays.  Exploration and development operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of our planned operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not negatively affect our projects. We are currently subject to environmental regulations with respect to all of our properties.

Bullion is subject to federal laws that require environmental assessments and bond/surety postings that add significant costs to our operations and delays in our projects.  The Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Changes in state laws, which are already strict and costly, can negatively affect our operations by becoming stricter and costlier.  At the state level, mining operations are also regulated by various regulatory bodies including environmental, safety, and various permitting agencies.  Nevada state law requires projects to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

Title claims against Bullion’s mining properties could require it to compensate parties, if successful, and divert management’s time from operations.  There may be challenges to our title in the mineral properties in which we hold a material interest. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property.  Also, in any such case, the investigation and resolution of title issues would divert management’s time from ongoing exploration and development programs.

The requirements of being a public company may strain our resources and distract management. As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act.  These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We currently do not have an internal audit group.  We have established an Audit Committee and are in the process of adopting an Audit Committee Charter. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and management cannot assure you that we will be able to do so in a timely or cost effective fashion.

Bullion does not intend to pay cash dividends on its common stock in the near term and, consequently, your only opportunity to achieve a return on your investment is if the price of our stock appreciates.  We do not plan to declare cash dividends on shares of our common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock that will prevail in the market after this offering will ever exceed the price that you pay.

Bullion’s business depends on a limited number of key personnel, and the loss of any of these personnel could negatively affect us.  Our officers are important to our success. If they become unable or unwilling to continue in their present positions, our business and financial results could be materially negatively affected.

No established market for common stock.  Although our common stock is quoted on the OTCQB Bulletin Board under the trading symbol “BULM,” there is currently no “established trading market” for our shares, and there can be no assurance that such a market will ever develop or be maintained.  Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.  Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop.

Shares eligible for public sale in the future could decrease the price of Bullion’s common shares and reduce our future ability to raise capital.   All shares issued in the Fairness Hearing are freely transferable and will not be “restricted securities.” If there is ever an established trading market in our common stock, of which there can be no assurance, sales of substantial amounts of our common stock in the public market could decrease the prevailing market price of our common stock and our ability to raise equity capital in the future.

“Penny stock” rules may make buying or selling Bullion common stock difficult.  We anticipate that the trading price for our common stock will be at $5.00 or less per share in the near future. Securities that trade for $5.00 or less are subject to the “penny stock” rules. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our common stock to persons other than prior customers and “accredited investors,” must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and the current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Securities and Exchange Commission’s regulations concerning the transfer of penny stocks.  These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We may not address successfully the problems encountered in connection with any potential future acquisitions. We expect to continue to consider opportunities to acquire or make investments in properties or companies that hold properties that we believe could enhance our capabilities, complement our current resources or expand the breadth of our property holdings. We have little experience in acquiring other businesses. Potential and completed acquisitions and investments involve numerous risks and if we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted.

Our disclosure controls and procedures may not prevent or detect all acts of fraud. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management expects that our disclosure controls and procedures and internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

There are numerous risks associated with our international operations, any number of which could harm our business.  We have offices and operations outside of the United States, including Canada and Brazil. The geographical distances between our operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the our exploration efforts across long distances, coordinating procurement of services necessary for our operations to multiple locations, and coordinating the activities and decisions of the employees and management team, which are based in different countries.

In addition, there are other risks inherent in international operations, which could result in disruption or termination of supply of our products available for sale. These risks include:

        •  unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

        •  political instability and the potential reversal of current favorable policies encouraging foreign investment or foreign trade by host countries;

        •  differences in labor laws, labor unrest and difficulties in staffing and managing international operations;

        •  longer payment cycles;

        •  fluctuations in currency exchange rates;

        •  potential adverse tax consequences;

        •  limitations on imports or exports of components or assembled products, or other travel restrictions;

        •  differing intellectual property rights and protections;

        •  delays from doing business with customs brokers and governmental agencies; and

        •  higher costs of operations.

These factors could materially and adversely affect our business, operating results, and financial condition.

ITEM 2:  PROPERTIES

Real Properties and Facilities

Office Building:  We own a 1,850 square foot office building, purchased in August 2005, for $175,000.  This building is currently used as office space.  The building is located at 299 East 950 South, Orem, Utah.

Business Building: On May 22, 2008, we acquired certain real property in the Vernal, Utah, area, for use by our majority-owned subsidiary, EnShale, as office facilities. The property was purchased for $317,900 and is comprised of approximately 2,000 square feet of finished interior, with an additional 1,500 available to be finished.

Industrial Property: On March 11, 2009 we purchased an industrial parcel of real property in Vernal, Utah, which is strategically located for our planned EnShale operations and has all utilities readily available.  This property is used for our oil shale demonstration and testing plant.  We purchased 5.01 acres at a total price of $140,000.

Royalty Properties

Carlin Trend Royalty

Leeville Mine:  This property is located in Eureka County, Nevada, Sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East, Mount Diablo Meridian, Lynn Mining District and is accessed via improved paved roads.  The property is currently being mined by Newmont, and we receive a continuing 1% gross smelter return royalty.  The Leeville claims are owned by Newmont, and we retain a royalty interest.  The total claim responsibility for these claims lies with Newmont. Reserve estimates on this property, according to data published by Newmont are 2.9 million ounces.

Bullion Monarch Mining has claimed that this 1% royalty as defined in the May 10, 1979, Leeville/East Ore Mine Agreement also applies to an area of interest that contains the Sections and Townships listed below approximately encompassing the area eight (8) miles in a northerly direction, eight (8) miles in a southerly direction, eight (8) miles in an easterly direction and eight (8) miles in a westerly direction from Section 10, Township 35 North, Range 50 East, M.D.B. & M., Eureka County, Nevada.  See Part I, Item 3, regarding our litigation with Newmont and Barrick Gold Strike.  We believe the following accurately describes this area of interest, more or less.

Township 34 North, Range 49 East Sections 1-5, 8-17, and 20-24

Township 35 North, Range 49 East Sections 1-5, 8-17, and 32-36

Township 36 North, Range 49 East Sections 1-5, 8-17, 20-29 and 32-36

Township 37 North, Range 49 East Sections 32-36

Township 34 North, Range 50 East Sections 1-24

Township 35 North, Range 50 East Sections All

Township 36 North, Range 50 East Sections All

Township 37 North, Range 50 East Sections 31-36

Township 34 North, Range 51 East Sections 3-10 and 15-22

Township 35 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 36 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 37 North, Range 51 East Sections 31-34

East Ore Body Mine:  This property is located in Eureka County, Nevada, Sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East, Mount Diablo Meridian, Lynn Mining District and is accessed via improved paved roads.  The property is currently being mined by Newmont, and we are receiving a continuing 1% gross smelter return royalty.  The East Ore Body Mine claims are owned by Newmont, and we retain a royalty interest.  The total claim responsibility for these claims lies with Newmont. Reserve estimates on this property, if any, are not available to us. We have claimed that this 1% royalty as defined in the May 10th 1979 Leeville/East Ore Mine Agreement also applies to an area of interest that contains the Sections and Townships listed below approximately encompassing the area eight (8) miles in a northerly direction, eight (8) miles in a southerly direction, eight (8) miles in an easterly direction and eight (8) miles in a westerly direction from Section 10, Township 35 North, Range 50 East, M.D.B. & M., Eureka County, Nevada.  See Part I, Item 3, regarding our litigation with Newmont and Barrick Gold Strike.  We believe the following accurately describes this area of interest, more or less.

Township 34 North, Range 49 East Sections 1-5, 8-17, and 20-24

Township 35 North, Range 49 East Sections 1-5, 8-17, and 32-36

Township 36 North, Range 49 East Sections 1-5, 8-17, 20-29 and 32-36

Township 37 North, Range 49 East Sections 32-36

Township 34 North, Range 50 East Sections 1-24

Township 35 North, Range 50 East Sections All

Township 36 North, Range 50 East Sections All

Township 37 North, Range 50 East Sections 31-36

Township 34 North, Range 51 East Sections 3-10 and 15-22

Township 35 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 36 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 37 North, Range 51 East Sections 31-34

Nevada map with the Leeville Mine, East Ore Body Mine, North Pipeline property and Maggie Creek property locations

Leeville Maggie Claims
N. Pipeline
GREAT BASIN
NEVADA
Denio
McDermitt
Upper Lake
Middle Alkali Lake
Black Rock Desert
Santa Rosa Range
Independence Mts
Humboldt R
Winnemucca
Battle Mountain
Carlin
Elko
Wells
Wendover
80
Pyramid Lake
Trinity Range
Lovelock
Stillwater Range
Carson Sink
Fernley
Reno
Sparks
Virginia City
Carson City
Fallon
Shoshone Mts
Austin
Toiyabe Range
Eureka
Ruth
Ely
Egan Range
Schell Creek Range
Snake Ra
Wheeler Pk 13063
Yerington
Schurz
Gardnerville
Walker Lake
Mt Grant 11239
Hawthorne
Round Mountain
Monitor Range
Hot Creek Range
Grant Range
Mono Lake
Boundary Pk 13140
Tonopah
Pioche
Panaca
Caliente
Yosemite Village
Mariposa
Bishop
White Mts
Owens R
Pahute Mesa
Madera
Clovis
Independence
Beatty
St George
15
Indian Springs
Sheep Range
Overton
Lake Mead
Lone Pine
Mt Whitney 14494
Owens Lake
Death Valley
Panamint Range
Amargosa Range
Charleston Pk 11918
North Las Vegas
Las Vegas
Henderson
Boulder City
CALIFORNIA
SIERRA NEVADA
Visalia
Tulare
Porterville
Kern River
Delano
Trona
Ridgecrest
5
Wasco
Oildale
Bakersfield
Lake Mohave
Bullhead City
Taft
Tehachapi
Mojave
MOJAVE DESERT
Barstow

Locations of the Leeville Mine, East Ore Mine, North Pipeline property and Maggie Creek property in Central Nevada

Location of Leeville Mine, East Ore Body Mine

East ore body and Leeville

Eastern Nevada/North Area
1 Mile
2 Kilometers
NORTH
Numbers indicate land sections
Bootstrap Pit
Saddle Pit
Tara Pit
Barrick Miekle Mine
Barrick Post/Betze Pit
NMC Deep Post Underground
North Star Pit
Deep Star Underground
Bobcat Pit
Blue Star Genesis Pit
Sold Pit
Beast Pit
Leeville Underground
Lantern Pit
North of West Pit
Carlin UG
Carlin Pit
Pete Pit
Bullion Monarch Mining Sections:
1
2
10
11
12

Leeville Mine, East Ore Body Mine BLM map

Leeville East Orebody

36N 49E
36N 50E
36N 51E
35N 51E
35N 49E
35N 50E
34N 51E
34N 49E
34N 50E
N
0
2mi
33N 51E

6\17\2008

No warranty is made by the BLM for the use of the data for purposes not intended by the BLM.

North Pipeline:  This property is located in Lander County, Nevada, Township 29 North, Range 47 East, Mount Diablo Meridian, Section 9, more particularly described as the E ½;  E ½ of the NW ¼ of Section 9, Township 29, Range 47, and is accessed via improved paved roads.   We have a royalty agreement with Nevada Rae Gold, Inc. on our North Pipeline property, pursuant to a contract entered into in September of 2003 for the mining rights of the surface gravel.   The contract calls for a guaranteed annual advanced royalty of $20,000 minimum per year.  The production royalty is $0.50 per yard of ore processed or 4% of net profits, whichever is greater.  We have retained all rights to the hard rock minerals in the North Pipeline Property.

North Pipeline is a real property interest and not a mining claim of any kind, patented or unpatented.  We purchased this property according to the laws of the State of Nevada.  We hold the surface and underground mineral rights to this real property, and pay annual taxes to Lander County, Nevada, presently in the amount of approximately $258.

Maggie Creek:  This property is located in Eureka County, Nevada, seven miles north of Carlin, Nevada on unpatented claims located in sections 12 and 14, township 33 North, Range 51 East, Mount Diablo Meridian, Lynn Mining District. This property is accessed via improved paved roads.  This property is not currently in operation, but adjacent to this property is Newmont’s Gold Quarry mine, which is a producing gold mine. Our interest in this property is future three-percent (3%) royalty income from operations performed by others mining this property.  Since we have only a royalty interest in this property, we do not have the right to conduct mining operations.  The total claim responsibility for these claims lies with Newmont.  Reserve estimates on this property, if any, are not available to us.

Golden Ibex Property: This property consists of 13 patented mining claims located approximately 10 miles west of Sumpter and 40 miles southeast of Baker City in Southeastern Oregon, in the heart of the Blue Mountain Gold belt, which has been long known for precious metal production. The Company currently owns a 1% NSR royalty interest and a 2.4% equity position in Golden Ibex. Golden Ibex has committed US$500,000 to exploration in the first year.  Bullion is not currently collecting any royalties on the Golden Ibex Property.

Exploration Properties

Niquelandia: The Niquelandia bauxite project is located at 14° 27' 0” South, 48° 27' 0” West, just north of the town of Niquelandia in the state of Goiás, Brazil.   The town of Niquelandia has a population of about 40,000 and is located approximately 200 km northwest of Brasilia, the federal capital of Brazil.  The city changed its name to Niquelândia in 1943 after a world class nickel deposit was discovered by a prospector looking for gold in the region. It the largest municipality in the state and is an important producer of minerals.  Other mining towns of Tupiracaba, Indaianopolis, and Barro Alto are in the area. Access to the Niquelândia Project area is readily available on asphalt state road GO 237. State road GO 538 is a well maintained improved dirt road that runs along the western portion of the Project to Indaianopolis. State road BR 414 runs east of the Project.

The Niquelândia Project is comprised of 9 mineral exploration permits totalling approximately 16,488.3 hectares.  The permits are shown to have been published on June 1, 2010.  Under Brazilian law, once the permit has been published the holder has three years to complete exploration upon which the license can be renewed for up to three more years, for a total of six years, at the discretion of the Departamento Nacional de Prodacao Mineral (“DNPM”) as long as work is done on the property and the taxes are paid.  After six years, a permit holder either gives up the property or obtains a mining license.

Bauxite mineralization is the primary focus for the Niquelândia Project’s exploration permits.  However surrounding this area are numerous published permits for: nickel exploration to the north and southwest; and gold to the west and the southeast; and aluminum due east (by Companhia Brasileira de Aluminio).  The property comprises the western portion of a prominent local teardrop-shaped topographic feature. Nickel laterite deposits are located along the eastern portion of this topographic high.

Niquelandia - General Location Map

The Niquelândia Project is comprised of 9 mineral leases totalling 16,488.3 hectares. A third party has recently transferred all exploration rights for the Niquelândia bauxite property to Dourave Brazil.   By agreement, and registered with DNPM as of February 16, 2011, Dourave Brazil has obtained the right to explore on and eventually purchase the property. Niquelândia Project infrastructure is uncommonly good.  The proximity to paved roads and electrical power is excellent. An airport, with a paved, lighted runway over 5,000 feet long (that is well maintained but not legal for night flight), is located to the southeast of the property.  Cell phone, internet and telephone access are available. A ready workforce is available.  Mine equipment, repair and support are available locally.

The Niquelândia complex, a large layered intrusion occurring in Central Goiás, Brazil, consists of an upper and lower layered sequence, separated by a high T shear zone containing abundant crustal xenoliths and lenses. The upper sequence is bordered by the volcano-sedimentary Proterozoic Indaianopolis sequence, and the lower sequence is in tectonic contact with the terrains of the Archean basement.

The area of interest covered by the Niquelândia Project is predominately within what has been called the  Serra dos Borges Unit (“SBU”), which has an estimated thickness of 4-6 km and consists of interlayered “gabbroic” rocks (gabbro, gabbronorite, olivine gabbro) and “anorthositic” rocks (anorthosite leucotroctolite, leucogabbro, leucogabbronorite). Although invariably interlayered, the “gabbroic” rocks predominate at the base of the unit, whereas the “anorthositic” rocks predominate at the top.

Analysis and mapping of surface geological features, including locations of gabbro and anorthosite, has been undertaken to a limited extent.

Dourave geologists have mapped three separate target exploration zones:

•

Southern Zone

•

Central Zone

•

Northern Zone

The total area of the three target zones is 63 km2.  The southern zone has an area of 15.5 km2. The central zone has an area of 33.2 km2.  The northern zone has an area of 14.2 km2.

Surface sampling has been performed in several locations.  The following section details the sample locations and assay results.

Figure B

Verified Bauxite Occurrences

Lateritic weathering of the upper sequence anorthosites is abundant throughout the property. The anorthosites are course-grain and display varying amounts of mafic minerals (pyroxene and olivine) within the plagioclase matrix.  These variations affect the texture of the anorthosite and can be classified as spotted, mottled or banded anorthosite.  The highest grades of aluminum oxide (~60%) appear to be associated with weathered pure anorthosite, with a “crust” of bauxite forming around a pure anorthosite core. These weathered anorthosites range from cobble to boulder in size and are usually present within lateritic clay matrices.

Extensive bauxite profiles were also observed as unconsolidated clay matrix.  It is possible that these bauxite-clay profiles are a result of more frequent weathering due to persistent drainage or runoff.  It is possible that higher grade, weathered pure anorthosite will be found below these bauxite clays. Massive muscovite mica deposits were also observed at two locations in the central/southern zone.  These massive aluminum phyllosilicate mica deposits are thought by Bullion’s geologist to be most likely a result of feldspathic alteration.

A two stage exploration program is to be instituted.   Given the large size of the concession and the widespread nature of the deposit, a campaign of relatively short drill holes spaced on a regular grid as currently envisioned by Dourave has merit.  A detailed ground mapping campaign identifying locations of gabbro intrusions and other unmineralized zones should first be undertaken in order to define locations where drilling will not pay dividends.   Bikerman recognizes that some mapping of these areas has been performed, but more detail is desirable.

Metallurgical analysis of the different classes or textures of bauxite mineralization should be undertaken in order to determine the differences in composition, characteristics and processability of the aluminum oxide. The differences between the spotted, banded, or mottled textures, as well as degree of oxidation and/or alternation, have on grade, processability, and profitability.

Phase I

• Detailed mapping

• Geophysical analysis

• Metallurgical sampling, testing and characterization

• Wide space drilling in areas of known mineralization

Phase II

• Definition drilling on a regularized pattern in prioritized locations

• Metallurgical analysis

• Resource calculation

Reserve modeling will be performed based upon the results of phase I and II.  This will involve the assessment of minability and processability of the mineralization and economic viability of the Niquelândia Project.   As such a total exploration budget of $1.5 million is recommended.  Phase I work is estimated to cost $575,000 and phase II is estimated to cost $925,000.

Bom Jesus: The Bom Jesus Project covers 9,150 hectares and includes 262 PLG’s (prospectors’ leases) and 2 overlying exploration leases.  The exploration leases are both from 2008: DNPM# 850.652 is registered to Solange Moreira de Aguilar; and DNPM # 850.653 is 5,217.8 hectares and registered to Valmir Clamaco de Aguilar (Valmir). Operating license permit #4353/2010 for DNPM # 850.653 is in force and valid until May 23, 2013. Bullion holds the rights to the Bom Jesus Project through its wholly owned subsidiary Dourave Canada, which in turn owns 99.99% of the shares of Dourave Brazil.This 9,150 hectares gold project lies within the Tapajós gold province, which encompasses an area of about 100,000 km2 in southwest Para region of Brazil. It is accessible by air or river transportation year round

As with many properties in the Tapajós Region, the Bom Jesus Project is serviced primarily by air by both single-engine airplane with a flight time of either 1 Hr 40 Min from Itaituba or 30min from Novo Progresso (on the BR163 Santarem- Cuiaba Highway). The airstrip at the Bom Jesus Project is in good condition.   The runway had been recently graded by heavy machinery and requires little or no work beyond grading after heavy rains.

Dourave Brazil has entered into a lease/purchase & sale agreement dated September 24, 2007 with the registered owners of the Bom Jesus Project. Under the terms of the lease/purchase agreement, rights of exploration of the mining area (called a garimpo) are ceded to Dourave. In exchange, Dourave initially agreed to lease payments of US$5,000 per month. Dourave and the registered owners amended the terms of the lease/purchase agreement to provide for the lease payments to be paid on the closing of the purchase of the property by Dourave.

If the Company discovers an “exploitable resource” on the property and commences to “exploit its resources”, the vendors shall transfer the relevant property to the Company upon receipt from the Company of $7 million, to be paid as follows:

a.

$1 million upon the submission of an feasibility study to the Departamento Nacional de Prodacao Mineral (“DNPM”);

b.

$1 million upon the approval of the feasibility study by the DNPM;

c.

$1 million within ten days following publication of a mining concession on the Bom Jesus or Bom Jardim property by the regulatory authorities in the Brazilian Government Official Daily Gazette;

d.

$1 million within ten days following issuance of an environmental permit by the appropriate licensing authority;

e.

$1 million within 180 days following the payment described in item (c) above;

f.

$1 million within 60 days following the payment described in item (d) above; and

$1 million within 60 days following the payment described in item (e) above.

The Bom Jesus Project is situated about 120 meters above sea level. Locally the elevation is somewhat rolling, forming hills and valleys. There are some ridges of land on the Bom Jesus Project which are up to 50 meters above the surrounding drainages. The vegetation is composed of dense forest, with

27

localized areas occupied by farmers and the timber industry. In the case of the Bom Jesus Project, there is little activity in the surrounding areas and the garimpo is essentially isolated from outside interference. The property lies within the Amazon basin and vegetation is typical of that found in a tropical jungle environment. The principle areas not covered by jungle have been worked by the garimpeiros, and the drainages are filled by either tailings or swamps, although there is some cleared land used for the cultivation of crops. The lowest parts of these workings are now flooded. There are manydrainages.

Bom Jesus - General Location Map

Oceano Pacífico
Oceano Atlântico
Barranquilla
Caracas
Maracaibo
Barquisimeto
San Cristobal
Medellin
Bogota
Cali
Georgetown
Paramaribo
Boa Vista
Quito
Guayaquil
Iquitos
São Luis
Fortaleza
Natal
Recife
Chiclayo
Trujillo
Chimbote
Callao
Lima
Cuzco
La Paz
Salvador
Santa Cruz de La Sierra
Sucre
Iquique
Antofagasta
Asuncion
Resistencia
Porto Alegre
Coquimbo
Cordoba
Santiago
Montevideo
Concepcion
Bahia Blanca
Puerto Montt
Comodoro Rivadavia
Rio Gallegos
Punta Arenas
Legenda
Provincia Aurífera Tapajós
Cidade
Drenagem
Lago
1:37.000.000
500
0
500
1 000 km

The relatively flat topography could adequately site a plant and tailings and waste impoundments.

The Tapajós Province is situated in Central Amazon and is a part of the large Amazon Craton. In the North, it is bounded by the Amazon Basin near the town of Itaituba, and in the South by the Cachimbo Graben. The main rock units of the Province are attributed to events that took place during the Archaean, Proterozoic, and Phanerozoic. Tropical latosoils are developed over most areas at Cuiú, with thicker development on plateaus. The latosoil is 2 to 5 meters thick, brick red to ochre in color, and usually displays a well-developed “stone line” or ferricrete horizon, several meters below surface, just above the transition to saprolite.

Dourave has completed its initial phase of exploration on the Bom Jesus property, which included: geochemical and geophysical exploration and a 2212.05 meter diamond drilling program spread over various drilling locations on the property.  Its focus was to determine the source of coincident geochemical, geophysical and geological anomalies and the potential for an economic gold and polymetallic resource. The Company began an additional stream sediment sampling program on the Bom Jesus Project in November 2010.

Early rock and channel sampling returned bonanza grades. Highlights from vein samples include:

Sampling Location	Gold (g/t)	Silver (g/t)
BJ-R-05	128	18
BJ-R-10	1.97
BJ-R-13	424	33
BJ-R-23	2.42	12
BJ-R-28	2.16
BJ-R-32	1.36
BJ-R-38	387	47
BJ-R-47	41.3	11
BJ-R-51	2.20
BJ-R-2 (over 0.3m)	83.9	12

Analytical and geochemical results from a recent stream sediment sampling program exceeded expectations and established a large anomaly to the west and southwest of previous exploration efforts. Traditionally any values between 50 and 100 ppb gold would be considered anomalous.  Several results were returned with over 3000 ppb gold (3 grams of gold per ton), the highest being over 20,000 ppb gold (20 grams of gold per ton).The presence of significant gold-in-soil anomalies verified by recent stream sediment survey results at the Bom Jesus Project has extended the existing gold anomaly to over six km.

The figure below provides an overview of the results of the stream sediment survey:

In order to cover both the central gold and base metal prospective drill targets within the Bom Jesus Project’s mineralized system, as well as the nearby geophysical targets indicated in the previous aeromagnetic surveys, an IP geophysical survey was designed to cover the known targets highlighted in previous surveys.

All diamond drill holes in the 2010 drilling campaign intersected pervasive pottassic alteration with multiple zones of sericitic, propylitic alteration with varying degrees of disseminated sulphides. The presence of this alteration indicates that the Bom Jesus Project area is within a large alteration system,

The figure below is a map of the Bom Jesus drill hole locations.

566000
9148000
FBJ-08
FBJ-13
FBJ-14
FBJ-09
FBJ-15
FBJ-16
FBJ-06
FBJ-05
FBJ-02
FBJ-04
FBJ-03
FBJ-12
FBJ-07
FBJ-11
LEGENDA
Furo rebatido_2008
Furo rebatido_2010
Planialtimetria
Estrada
Cavas
Poço levantado
Pista de pouso
Edificação
Aluvião
Bacias e lago
Drenagem
DOURAVE MINERAÇÃO E
EXPLORAÇÃO MINERAL LTDA
MAPA TRABALHOS REALIZADOS
Projeto Bom Jesus
Rmari Mcknight
1:5.000
04/08/2010
Wladimir Antonio
01.01.001

Best results were returned from holes FBJ-15 & FBJ-16 with multiple lower grade intersections encountered in holes FBJ-09, FBJ-11 & FBJ-13. As per the previous drilling program anomalous gold values are often associated with anomalous varying degrees of Ag, Cu, Pb and Zn. Preliminary data suggests that the Bom Jesus Project is within a large, pervasive alteration system with up to 5 different phases of alteration. Current studies utilizing thin and polished sections will help define which of these alteration phases is related to gold and base metal mineralization and the subsequent exploration program will be adapted accordingly. Samples have been taken both from surface outcrops and diamond drilling core to allow the preparation of a three-dimensional model of the alteration and mineralization system.

The figure below shows Bom Jesus Drill Holes FBJ 09, 11, 13, 15 and 16.

The history of mining on the Bom Jesus Project from near surface deposits shows the potential profitability from near surface exploration on the surrounding grounds. He also notes that the impressive high grade surface samples recently discovered to the southwest gives reason to believe that near- surface high-grade structures maybe found in the vicinity.

Bom Jardim: This property is located in Para region of Brazil. Recent geophysical surveys confirm the prospective geology and show indications of strong hydrothermal alternation in the project area is considered an advanced exploration project as it has been in small scale production by Mineracao Bom Jardim Ltda. for several years and has had considerable exploration mapping and sampling completed under the direction of a qualified professional geologist to produce a resource base. The Bom Jardim project area covers 22,075.53 and includes 4 exploration leases. The Bom Jardim project is located approximately 175 km southwest of Itaituba. The principal drainages are the Edson and Joel Creeks, which are tributaries to the Bom Jardim Creek which flows into the Tapajos River. The area is accessible by air, land or water.

Geophysical surveys confirm the prospective geology of the property and show indications of strong hydrothermal alteration in the project area. Geochemical signatures highlight the potential for large volume, disseminated sulphide targets in proximity to historic garimpeiro shafts and galleries. Bonanza-grade channel samples from flooded historic galleries have been discovered which indicate good continuity, width, and high gold grades.

Ouro Mil Property: This property is located approximately 290 km due south of the city of Itaituba in southern Para region of Brazil. This property comprises of 82 mineral concessions for a total area of 13,444 hectares and includes 71 prospector leases and 3 overlying exploration leases. Geochemical and geophysical data has highlighted the potential for a large volume of low grade Alkaline or Calc-Alkaline Porhyritic Cu-Au deposits or possibly an IOCG (Iron Oxide Copper Gold) type deposit.

In September 2010, Dourave established a joint venture option with Brazilian Gold Corp. whereby the Company could earn a 70% interest in this property for an investment of up to US$550,000 of staged cash payments and work expenditure commitments of up to US$5 million over a four year period. A drill program is scheduled to commence in mid-2011.

The figure below shows the Ouro Mil magnetic analytical signal and geochemical results:

FIGURE 30 OURO MIL MAGNETIC ANALYTICAL SIGNAL & GEOCHEMICAL RESULTS : AU MMI

Ouro Mil Project: MMI Au Contours & Magnetic Analytical Signal
N
Ouro Mil
Dourave Mining & Exploration Inc
Ouro Mil Project
Au MMI Contours &
Magnetic Analytical Signal
0 250 500 1,000
metres

Positive results returned from the new, enlarged geochemical grid have confirmed the presence of a large 1.5km x 1km gold anomaly surrounded by multiple coincident Cu, Pb, Zn, Co, Ag, and U anomalies. A drill program is scheduled at Our Mil for mid-2011.

Pontal do Paranaita Property: This property is located close to the municipality of Paranaita, near Alta Floresta, a region that has historically produced millions of ounces of gold from alluvial workings to the north of the State of Mato Grosso in Brazil. Dourave and Chapleau Exploracao Mineral Ltd. have conducted exploration geology on this property totalling over 873 hectares. Preliminary geochemical results and geological mapping obtained by the Company is encouraging with the potential for a large volume of gold deposits.

Based on the geochemical results and geological mapping completed to-date, 10 zones of hydrothermal alteration were defined with gold mineralization that measured approximately 2,250 meters in length. The results of select gold in samples of rock from the Pontal do Paranaita property possess values such as 114.05 g/t Au (sample R09070). There are more than ten samples with values between 0.5 g/t Au and 3.48g/t Au.

The figure below shows the soil geochemical map of the Pontal do Paranaita property:

Legend
Camp
Airstrip
Highway
Access Roads
Trails
Adit
Vein
Fracture
Interpreted Structure
Shear Zone
Interpreted Shear Zone
Primary Gold Workings
Alluvia Gold Workings
SOIL_GEOCHEM
Au_ppb
75 to 816
50 to 75
30 to 50
10 to 30
-10 to 10
N
kilometers
Pontal do Paranaita Project
Pontal do Paranaita Project
Soil Geochem Map Au

The table below outlines the results of regional rock sampling at the Pontal do Paranaita property.

Sample_ No	Sample type	Easting	Northing	Au_ ppb	Ag_ ppm	Cu_ ppm	Pb_ ppm	Zn_ ppm	Description
R0009070	FSL	534438	8961092	11405 5	-1	193	42	47	Rock with oxide of Fe, quartz breached with oxides and disseminated boxworks.
R0009096	OSL	534324	8961241	3485	-1	4.7	3.3	5.1	Rhyodacític roch lightlt foliated, fine reddish colored matriz.
R0009081	OSL	533700	8961235	3211	-1	12	8.8	2.6	Rhyodactic rock with porphyritic texture, afanitic matriz, reddish and ferrocrystals of quartz.
R0009068	OSL	534369	8961063	2065	-1	42	18	14	Veinlets of quartz (stockworks) in a afantic matrix redened with 5% of disseminated boxworks.
R0009091	OSL	532314	8962839	1753	-1	95	7.8	8.5	Rhyodacític rock with fine reddened matrix and scattered boxworks .
R0005202	FSL	534120	8961617	1481	-1	373	56	20	Rock with oxides and sulphide (pyrite), disseminated boxworks in quartz.
R0009073	OSL	534390	8961070	1202	-1	8.1	10	11
R0009064	OSL	533259	8961417	1069	-1	6	11	4.1	Rhyolític rock with afanític matrix.
R0009071	OSL	534347	8961173	623	-1	4.6	50	4.1	Rhyolític rock slightly foliated with afanític matrix and disseminated grains of quartz, approximtely 7% of disseminated boxworks.
R0005204	OSL	533372	8961372	511	-1	5	56	23
R0005213	OSL	534533	8961121	504	-1	124	33	25	Rock with weak hydrothermal alteration, with veinlets of 1mm.
R0005227	OSL	534679	8961129	498	-1	8.2	12	5.6	Quartz vein.
R0005203	OSL	534160	8961589	416	-1	48	23	25	Quartz vein with hematite oxide between fractures.

The preliminary results obtained indicate a potential for a large volume deposit. Additional exploration is required including increased geological mapping and soil samplings. The figure below highlights the location of the significant artisanal workings at the Pontal do Paranaita property:

Caldeiras Property: This property is accessed from the Trans-Garimpeiro highway in Brazil. It is in an area which has recently been the focus of a regional gold rush and is a grassroots exploration target. The project area covers 28,355 hectares. The area is characterized by geology which is normally associated with old volcanic craters and there is strong evidence of a series of nested carters in the project area. High grade gold and/or basemetals have been exploited in this area.

Ophir:  This property is located in Tooele County, Utah, Township 5 South, Range 4 West, and is accessed via improved, unpaved roads.  This property was purchased in two transactions during the 1970’s, and consists of a 100% interest in five patented claims located in Tooele County, Utah, the Commodore, Prince of Wales, Prince of Wales #2, Prince of Wales #4 and Prince of Wales #5 claims.  No operations have commenced on this property.  The Company does not have any present plans to develop this mining property, although it has had preliminary inquiries regarding development of this property.  No estimates have been made or are planned to determine the reserves on this property at this time.

Ophir claims are patented and therefore both the surface and underground rights to these claims are 100% owned by the Company. The Prince of Wales, Prince of Wales No. 2, Princes of Wales No. 4 and the Princes of Wales No. 5 are covered under Survey #6221 and contain 51.796 acres and are located in Rush Valley Mining District, Tooele County, Utah.  The Commodore Claim is covered under Survey #37, Plat 73 in Rush Valley Mining District, Tooele County, Utah, containing 5.626 acres.  This property requires a county tax to be paid annually, presently in the amount of US$28.25

EnShale Oil Shale Property: We have five mineral leases with the State of Utah (“SITLA Oil Shale Leases”).  We have included a table below of these five mineral leases, with latitude and longitude coordinates for each and claim description information.  The minimum annual lease payments are described in the notes to our consolidated financial statements in Note 7.

ML50142:  The property covered under this mineral lease is located in Uinta County, Utah, T8S, R25E, SLB&M and is 1,278.04 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.  The lease requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.  In no event will the production royalty be less than $1.00 per barrel of produced oil.  On December 1, 2010, the royalty may, at the option of the lessor, be increased at the rate of up to 1% per annum.  The maximum royalty rate shall not exceed 12.5% per annum.  No operations have commenced within the area covered by this lease.

ML50145:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R24E, SLB&M and is 866.47 acres.  Access to this location is via a dirt road.  The lease was purchase on

December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.  The lease also requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.  In no event will the production royalty be less than $1.00 per barrel of produced oil.  On December 1, 2010, the royalty may, at the option of the lessor, be increased at the rate of up to 1% per annum.  The maximum royalty rate shall not exceed 12.5% per annum.  No operations have commenced within the area covered by this lease.

ML50146:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R24E, SLB&M and is 1442.01 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.  The lease also requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.  In no event will the production royalty be less than $1.00 per barrel of produced oil.  On December 1, 2010, the royalty may, at the option of the lessor, be increased at the rate of up to 1% per annum.  The maximum royalty rate shall not exceed 12.5% per annum.  No operations have commenced within the area covered by this lease.

ML50147:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R25E, SLB&M and is 200.9 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.  The lease also requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.  In no event will the production royalty be less than $1.00 per barrel of produced oil.  On December 1, 2010, the royalty may, at the option of the lessor, be increased at the rate of up to 1% per annum.  The maximum royalty rate shall not exceed 12.5% per annum.  No operations have commenced within the area covered by this lease.

ML50148:  The property covered under this mineral lease is located in Uinta County, Utah, T11S, R25E, SLB&M and is 863.4 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.  The lease also requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.  In no event will the production royalty be less than $1.00 per barrel of produced oil.  On December 1, 2010, the royalty may, at the option of the lessor, be increased at the rate of up to 1% per annum.  The maximum royalty rate shall not exceed 12.5% per annum.  No operations have commenced within the area covered by this lease.

The figure below shows latitude and longitude coordinates for EnShale's State of Utah Leases.

Mineral Lease No.	Description/Township/Range	Point	Latitude		Longitude		Source
			Deg	Min	Deg	Min
ML 50142	T8S, R25E, SLB&M Section 2
	Lots 1, 2, 3, and 4 “Coyote Basin”	NW Corner	N 40	9.517	W 109	4.659	County GIS
	S ½ N ½	NE Corner	N 40	9.517	W 109	3.525	County GIS
	S ½ All	SE Corner	N 40	8.653	W 109	3.525	County GIS
		SW Corner	N 40	8.653	W 109	4.659	County GIS

Section 16	All “Walsh Knolls”	NW Corner	N 40	7.784	W 109	6.933	County GIS
		NE Corner	N 40	7.784	W 109	5.799	County GIS
		SE Corner	N 40	6.913	W 109	5.799	County GIS
		SW Corner	N 40	6.913	W 109	6.933	County GIS

ML 50145	T9S, R24E, SLB&M Section 2
	S ½ NE ¼ “Little Bonanza”	NW Corner	N 40	4.308	W 109	11.45	County GIS
	SE ¼ NW ¼	NE Corner	N 40	4.308	W 109	10.33	County GIS
	SW ¼ SW ¼	SE Corner	N 40	3.45	W 109	10.33	County GIS
	Lots 1, 2, 3, 4, 5, 6, 7, 8, 9. 10, 11 and 12	SW Corner	N 40	3.45	W 109	11.45	County GIS

Section 16	N ½ N ½ “Coyote Wash”	NW Corner	N 40	2.588	W 109	13.71	County GIS
	SE ¼ NW ¼	NE Corner	N 40	2.588	W 109	0	County GIS
	S ½ SW ¼	Center	N 40	2.15	W 109	13.14	County GIS
		SW Corner	N 40	1.714	W 109	13.71	County GIS

ML 50146	T9S, R24E, SLB&M Section 23
	Lots 4, 7, 8, 9, 11 “Bonanza West”
	SW ¼ SE ¼	SE Corner	N 40	0.842	W 109	10.32	County GIS

Section 24	Lots 1, 2, 3, 4, 5, 6, 7, 9, 10 “Bonanza East”	SE Corner	N 40	0.841	W 109	9.185	County GIS
	N ½ SE ¼	SW Corner	N 40	0.843	W 109	10.32	County GIS
	NW Corner of SITLA Land	Other	N 40	1.263	W 109	10.04	County GIS

Section 25	NW ¼ SW ¼ “Wagon Hound North”	NW Corner	N 40	0.843	W 109	10.32	County GIS
	S ½ S ½	NE Corner	N 40	0.843	W 109	9.192	County GIS
	Lots 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12	SE Corner	N 39	59.98	W 109	9.192	County GIS
		SW Corner	N 39	59.98	W 109	10.32	County GIS

Section 36	N ½ “Wagon Hound South”	NW Corner	N 39	59.98	W 109	10.32	County GIS
	SW ¼ SW ¼	NE Corner	N 39	59.98	W 109	9.191	County GIS
	N ½ SE ¼	SE Corner	N 39	59.11	W 109	9.191	County GIS
		SW Corner	N 39	59.11	W 109	10.32	County GIS

ML 50147	T9S, R25E, SLB&M Section 36
	All “Weaver Ridge”	NW Corner	N 39	54.75	W 109	3.543	County GIS
		NE Corner	N 39	54.75	W 109	3.035	County GIS
		SE Corner	N 39	53.88	W 109	3.035	County GIS
		SW Corner	N 39	53.88	W 109	3.543	County GIS

ML 50148	T11S, R25E, SLB&M Section 36
	All “Dragon”	NW Corner	N 39	49.54	W 109	4.587	County GIS
		NE Corner	N 39	49.54	W 109	3.055	County GIS
		SE Corner	N 39	48.68	W 109	3.055	County GIS
	East Border at South Dropoff		N 39	49.08	W 109	3.05	GPS
	East Border at Fence		N 39	49.15	W 109	3.05	GPS
		SW Corner	N 39	48.68	W 109	4.587	County GIS
		Metal Post	N 39	49.28	W 109	3.74	GPS

Location map of EnShale leases on the Utah - Colorado border

Green River
Green River Ranger Station
Daniels Ranch
Petroglyphs
Daniels
Canyon
Snow Cabin
Escalante Ranch Rd
Jesse Morris Ranch Rd
Dominguez y Escalante Trail Marker
Utah Welcome Center
Blue Mtn Rd
Wilkins Cabin
Cliff Ridge Hang Glider Launch Site
Points of Pines
Radio Tower
Bourdette
Draw
CLIFF RIDGE
STUNTZ RIDGE
Mud Springs
Jensen Cabin
Miner's Draw Rd
Kane
Hollow
Musket Shot Springs Historical Site and Overlook
Old Victory Hwy
RIM ROCK
Cliff Creek
Cottonwood
Snake John
K Ranch
Bull Cyn
Snake John Reef
Left Fork
Cow Wash
RAVEN RIDGE
SQUAW RIDGE
Snake John Reef Cutoff Rd
Wash
UINTAH
COLORADO
Dinosaur
Colorado Welcome Ctr
Walker Hollow Oil and Gas Field
Red Wash
el 5700
Camp Rd
Red Wash Oil and Gas Field
Power Springs Gas Field
Old Bonanza Hwy
See lease m
North
Coyote Basin Gas Field
DG&T RR
COYOTE BASIN
Kennedy Station Interpretive Site
Kennedy
Devils Playground
Hacking Reservoir
Bonanza Air Strip
Bonanza Power Plant (Deseret Generation and Transmission Cooperative)
Walsh Knolls
5846
Coyote
Dripping Rock

Location of the EnShale leases in Uintah County, Utah

R20E
R21E
R22E
R23E
R24E
R25E
T8S
T9S
T10S
T11S
T12S
T13S
T14S
Uintah and Ouray
Indian Reservation
White River
Sand Wash
Block
Magic Circle
Block
Bonanza
Block
Federal Oil Shale
Tract UA
Tract UB
Holliday
Block
Seep Ridge
Block
Geokinetics, Inc.
Seep Ridge Project

UTAH TRUST LANDS

Oil Shale Resources
Uintah County, Utah

LEGEND

Trust Lands Oil Shale Leases

- ConocoPhillips
- Bullion Monarch Mining, Inc.
- Millenium Synfuels, Inc
- Retamco Operating, Inc.
- Cliffs Synfuels, Inc
- Red Leaf Resources
- Other Oil Shale Leases

Trust Lands Minerals

- All mineral ownership
- Partial mineral ownership

Other Land Ownership

- Other Trust Lands
- BLM Administered Lands
- Tribal Land
- Private
- State Wildlife Lands
- U.S. Fish & Wildlife Lands
- Intermittent Water

- 1,000's Barrels Oil Per Acre In The 25 GPT Mahogany Zone
- Mahogany Oil Shale Zone Thickness in Feet
- Overburden Thickness In Feet Above The Mahogany Zone
- Surface Erosion of The Mahogany Zone

January, 2008

Prepared by John T. Blake

Utah School and Institutional Trust Lands Administration

Data represented on this map is for REFERENCE USE ONLY and is NOT to be used in place of a legal land survey! The Utah School and Institutional Trust Lands Administration (SITLA) IT/GIS Department assumes no responsibility for errors or omissions in these materials. While SITLA seeks to verify data for accuracy and content, discrepancies may exist within the data. SITLA hereby disclaims any and all liability due to the use or misuse of this map and the data represented on this map. The user assumes total responsibility for verification and use.

Lakes, rivers, streams, highways, roads, county and state boundaries were USGS DLG 1:100,000 source files, and contour lines (if present) were generated from USGS DEM 3-arc-second files, collected and distributed by the Utah Automated Geographic Reference Center. The ownership information was originally digitized by Utah State University from BLM 1:100,000 source maps and has been edited by Utah Trust Lands Administration (TLA) to reflect current state ownership. TLA surface and mineral ownership is frequently being updated and verified by TLA. Official and detailed information is available from the responsible agencies.

The oil shale resource and related isopachs here shown were adapted from USGS OFR 91-285, based upon geostatistical analysis of well logs and other data. The map therefore represents only a generalized snapshot of oil shale resources within the region and may or may not represent the actual oil shale resource at any given location.

0 1 2 4 6 mi

0 5,000 10,000 20,000 30,000 ft

0 1 2 4 6 k

State of Utah
School & Institutional
Trust Lands Administration

ITEM 3:  LEGAL PROCEEDINGS

Except as indicated below, we are not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

We filed Bullion Monarch Mining, Inc. v. Newmont USA Limited (Case No. 3:08-cv-00227-ECR-VPC ) in the United States District Court, District of Nevada (Reno) on April 28, 2008.  The case concerns whether Newmont USA Limited ("Newmont") is required to pay us, in addition to the underlying one percent (1.0%) gross smelter return royalty on the core property which is not in dispute, a one percent (1.0%) gross smelter return royalty on any mineral properties within the "area of interest" defined in the 1979 Agreement.   On September 16, 2010, the Court granted Newmont's Motion for Summary Judgment on the issue of laches and did not reach the merits of Newmont's remaining Motions for Summary Judgment.  The Court also denied our Motion for Summary Judgment. On or about September 23, 2010, we filed a Motion to Reconsider, which was denied on or about January 25, 2011.  On October 14, 2010, we filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit as to whether the District Court erred in applying the doctrine of laches.   Bullion's opening brief has been filed with the Court of Appeals and we are awaiting Newmont's response.  We anticipate it will be several months before the Ninth Circuit Court of Appeals decides the matter.  Given the status of the litigation, we are unable to determine the outcome of the case and intend to continue to prosecute the case in the best interest of our company.

ITEM 4:  (RESERVED AND REMOVED)

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information Reduce

The Company’s common stock is traded on the OTCQB Bulletin Board under the symbol “BULM”. Set forth below are the range of high and low bid quotations for the periods indicated as reported by public reference sites.

The following table sets forth, for the periods indicated, the high and low bid information for the Company’s common stock on the OTCQB since July 2009, and for the quarterly periods ending April 30, 2011. These quotations do not reflect actual transactions or retail mark-ups, mark-downs or commissions.

Quarter Ended	High Bid	Low Bid

July 31, 2009	$0.70	$0.22

October 31, 2009	$0.93	$0.40

January 31, 2010	$0.84	$0.59

April 30, 2010	$0.78	$0.511

July 31, 2010	$0.82	$0.56

October 31, 2010	$2.00	$0.56

January 31, 2011	$1.35	$0.92

April 30, 2011	$1.95	$0.90

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 3,523 not including an indeterminate number of holders who may hold shares beneficially in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

On December 7, 2010 the Company issued to Larry Anderson 22,911 shares of its common stock as compensation for consulting services provided by Mr. Anderson valued at $9,600.  The Company believes that the issuance of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2).  The Company received no proceeds from the issuance of such securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

As of April 30, 2011, we had a total of 133,455 shares of common stock held as treasury stock. During the fiscal years ended April 30, 2011, 2010 and 2009, we respectively acquired 205,028, 168,000 and 1,550,300 shares valued at cost, for $150,615, $49,240 and $377,401, respectively.  We retired 71,573, 679,800 and 1,080,000 of treasury shares valued at $46,306, $176,455 and $276,986 during the fiscal years ended April 30, 2011, 2010 and 2009.  We use the cost method to account for treasury stock.

On April 26, 2011, James A. Morris, our President, purchased 83,000 in the open market at $1.23 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Annual Report about us that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation,  statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties.  Important factors, many of which are beyond our control, could cause actual results to differ materially from those set forth in the forward-looking statements, including but not limited to the following: general economic or industry conditions, nationally and internationally; increases or decreases in the prices of metals; changes in the interest rate environment, legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices among others.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation for Fiscal 2012

Our record revenue for 2011 of $6,289,315 was generated based on an average gold price of approximately $1,300 per ounce. Currently gold is trading over $1,600 per ounce. The price of gold has a direct impact on the amount of our royalty revenue. Currently the primary source of revenue from our Carlin Trend Royalty comes from Newmont’s Leeville/East Ore Mine. We anticipate that revenues from Newmont’s Leeville/East Ore mine will be between $6 and $6.9 million for 2012, depending upon the level of production at the Leeville mine and the price of gold.  Management expects that the royalty payments it receives from Newmont will continue based on the full capacity production that Newmont reached in 2009, with the exception of customary, occasional decreases in production. Typically we receive a smaller royalty payment in the month of May when maintenance is being performed at the Leeville Mine.

The Company has no direct access to information from Newmont regarding production related to the Carlin Trend Royalty therefore the Company cannot make completely independent forecasts of its production or revenue. However, the Company frequently reviews and analyzes information made public by Newmont and others regarding production at the Leeville Mine and in the area generally. In general, information that the Company has analyzed, demonstrates Newmont’s commitment to expanded exploration in the area which could lead to the discovery of more reserves and which could also make possible the extraction of greater quantities of ore. Increased ore production could result in more revenue to the Company. Recently released documents by Newmont, show a large increase in expected mine life compared to information previously known to us. The Newmont information shows a mine life extending to 2024. The longer Leeville’s mine life, the more value the Carlin Trend Royalty is to the Company. In addition to the Carlin Trend Royalty, the company has a 4% royalty on the surface mining being conducted on its North Pipeline property. Nevada Rae the operator of the project is forecasting the start of production sometime in the summer of 2011. If this property is successfully put into production, estimates show that the Company’s royalties from this property could increase from the $20,000 per year minimum royalty payment to as much as $250,000 per year.

During Bullion Monarch’s fiscal year 2012, we plan on focusing our exploration activity on our Niquelandia property in Brazil. The Niquelandia property was acquired in February through our Brazilian subsidiary Dourave Brazil. The Niquelandia property is a highly prospective bauxite property.

Bauxite is an aluminum ore that is the main source of alumina and aluminum. Approximately four tons of bauxite produces two tons of alumina, which in turn is smelted to produce one tonne of aluminum. Most metallurgical-grade bauxite and alumina are purchased under long-term contracts and contract terms are normally not made public.  Prices for bauxite ore vary according to percent alumina content in the ore. Reports for the year 2009 indicate that the average value of bauxite imported to the U.S. was $37.10/metric ton an increase of 3.2% over 2008. Despite the global economic downturn that began in 2008, the trend in aluminum prices has continued to rise. Aluminum is currently valued at approximately $2,500 per metric ton. From 2000 to 2009, the demand for aluminum has increased more than 35%.  In 2010, demand increased by 12%, compared to 2009.  While bauxite is valued by its percent alumina content, alumina prices generally follow the trend of aluminum prices.

One of the primary factors for our focus on the bauxite project is that the determination of whether the property has economic merit can be made faster and with less expense than a typical precious metals property. Because of the nature of bauxite mineralization, bauxite is observable in outcrops, road cuts, trenching and other manmade surface disturbances. This is generally not true of precious metal deposits. Preliminary indications from geologists familiar with the Niquelandia property suggest that the bauxite mineralization on the property extends over a long distance, nearly 25 kilometers.  Although occasionally interrupted by intrusions of other mineralization, the presence of bauxite appears to be persistent and continuous throughout the area. Professional geologists have reported their observation of the impressive thickness of bauxite mineralization present at various locations on the property, with thickness of well over 10-20 meters visible at existing excavations. In addition, preliminary surface sampling appears to show the presence of commercial grade bauxite. Although drilling and sampling is required to prove the extent and quality of bauxite on the Niquelandia property, our preliminary assessment is that this property has potential to become a world-class bauxite property. Since bauxite is a near-surface deposit, drilling is simpler and less expensive than drilling for precious metals. Therefore, definition of a resource or reserve through drilling can generally be accomplished faster and cheaper than a typical precious metals property. Because of the factors noted above Bullion believes it is a prudent business decision, to make the Niquelandia project our primary focus for the coming year.

In June 2011, we completed the latest round of geophysical/geochemical exploration on our Bom Jesus, Bom Jardim and Caldeiras properties. We will be analyzing the results of that work and do not anticipate expending significant amounts in exploration work on those properties in the coming year, unless we decide to proceed with an offering of our shares in fall 2011. We do not have plans to explore our Pontal do Paranaitas property in the next year. However, currently a third party is reviewing data on our under an active non-disclosure agreement. Our joint venture partner Brazilian Gold is responsible for funding the exploration work on our Ouro Mil property and is current on its property payments and work commitment.

We expect that work on the EnShale project will continue at the same pace as last year. We will continue work on the demonstration plant with the goal of commissioning a feasibility study of commercial production. We can give no assurance that we will reach our goal of demonstrating the feasibility of producing oil from shale on a commercially viable basis.

In May 2011, the Company decided to postpone its planned offering of up to ten million shares in Canada because of unfavorable market conditions. The offering was to coincide with a listing on a Canadian exchange. The Company plans to review conditions in the fall of 2011 to determine whether it will proceed with an offering of its shares. We do not expect to sell or dispose of any of our material assets during the next 12 months.  We do, however, expect to experience some changes in our employee roster as we add needed talent, as well as adding additional members to our Board of Directors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended April 30, 2011 compared to the Year Ended April 30, 2010

Once again we set another record, posting our best revenue year ever with revenue of $6,289,315 in fiscal 2011, an increase of over twenty percent (20%). This increase in revenue of $1,074,712 was primarily due to increased gold prices as well as sustained production from the mines operating on our Carlin Trend Royalty claim block.  Total operating Expenses in fiscal 2011as compared to fiscal 2010 increased $503,787. The increase in revenues and operating expenses resulted in operating income of $2,960,069 for the fiscal year ended April 30, 2011, compared to operating income of $2,389,144 for the fiscal year ended April 30, 2010, an increase of  $570,925 or twenty-four (24%) percent.

General and administrative (G&A) expenses for the fiscal year ended April 30, 2011, were $477,842 compared to $446,959 for the fiscal year ended April 30, 2010, an increase of $30,838. Professional fees in 2011were $901,322 compared to $1,152,985 for the year ended April 30, 2010, a decrease of $251,663. The decrease was due to a decrease in legal fees, offset by an increase in accounting fees. Salaries & Benefits expense increased by $326,351 from $514,052 in 2010 to $840,403 for the year ended April 30, 2011. This increase was due to the addition of five employees during the period May 2009 to August 2010.

We also incurred research and development expenses in the fiscal year ended 2011 of $468,360 compared to $451,733 in 2010, a $16,627 increase which was attributable to the continued in-house funding of research and development of our processing demonstration and testing plant.

We incurred a loss from our joint venture in the fiscal year ended April 30, 2011 of $406,765, compared with a loss from our joint venture of $1,593,235 in the year ended 2010. The loss from our joint venture was due to the funding of exploration costs on the Bom Jesus and Bom Jardim properties.

Net income in the fiscal year ended April 30, 2011, totaled $1,962,404, an increase of nearly one hundred forty-two percent (142%) over the fiscal year ended April 30, 2010, in which our net income was $811,393.

The net loss attributable to non-controlling interest totaled $146,056 for the fiscal year ended April 30, 2011, and $ 125,652 for the fiscal year ended April 30, 2010.  We recorded an unrealized loss on marketable securities for the fiscal year ended April 30, 2011, of $80,671 compared with an unrealized gain on marketable securities of $82,861 in the fiscal year ended April 30, 2010. These unrealized losses were a result of a decrease in the prices of our Sidney stock holdings.

The net comprehensive income totaled $2,210,272 in fiscal year ended April 30, 2011, compared to $1,019,906 for the fiscal year ended April 30, 2010.  We recorded net income per share of $0.05 for the 2011 period, compared to $0.02 for the 2010 period.

Liquidity and Capital Resources

At April 30, 2011, we had current assets of $1,274,300 compared to current liabilities of $839,862, for a current ratio of 1.52 to 1. This compares to current assets of $1,013,033 and current liabilities of $416,580 at April 30, 2010, resulting in a current ratio of approximately 2.43 to 1.

During the fiscal year ended April 30, 2011, liquidity needs were met from $6,289,315 in royalty revenues. Also during the fiscal year ended April 30, 2011, our total assets increased to $10,599,652 compared to $5,033,169 at April 30, 2010. The increase in total assets was primarily a result of our acquisition of Dourave Canada.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for cost of operations expenses, including general and administrative, exploration, research and development and business development expenses, and capital expenditures, for the foreseeable future. Our long-term capital requirements are primarily affected by the required property payments and work commitments on our Niquelandia property. Over the next year we must expend $1.5 million in exploration work on the property. Due to this work commitment, our ability to acquire or explore new properties or royalty prospects will be limited unless we seek funds in the capital markets.  It is our intention to seek a joint venture or other financing arrangement once our initial phase of exploration on the Niquelandia project is at an acceptable stage, to assist us in meeting future property payments and work commitments. As the need arises we may seek additional debt or equity financing opportunities.   In fall 201l we will consider undertaking a secondary offering of our common stock to provide funds for our current projects and attractive royalty or property acquisitions and to increase our public float in conjunction with a listing on a Canadian stock exchange depending on market conditions. Please refer to our Risk Factors included in Part 1, Item 1A of this Annual Report for a discussion of certain risks that may impact the our liquidity and capital resources in light of the recent economic downturn.

On April 26, 2011, Bullion established a commercial line of credit with JP Morgan Chase Bank, in the amount of $500,000. The interest rate applied to any unpaid principal balance is LIBOR+3.081%. As of April 30, 2011, no advances have been taken on this line of credit.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the period or periods covered by this Annual Report or our consolidated financial statements that accompany this Annual Report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm and Financial Statements

April 30, 2011 and 2010

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bullion Monarch Mining, Inc

Orem, Utah

We have audited the accompanying consolidated balance sheet of Bullion Monarch Mining, Inc. and subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bullion Monarch Mining, Inc. and subsidiaries as of April 30, 2011 and 2010, and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, UT

August 1, 2011

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 30, 2011 and 2010

Current Assets
Cash and cash equivalents	$ 570,551	$ 459,505
Royalty receivables	527,959	398,808
Prepaid expenses	74,237	47,985
Inventories	70,790	80,290
Deposits	13,080	1,000
Employee advances	17,207	5,321
Income taxes receivable	-	19,648
Payroll tax receivable	476	476
Total current assets	1,274,300	1,013,033
Property, Plant, and Equipment, net	2,740,908	2,498,841
Other Assets
Mining properties, at cost	5,342,665	273,071
Notes receivable	106,121	101,967
Oil shale leases	9,669	9,669
Interest in mineral rights	58,459	-
Other investments	168,965	257,555
Deferred tax asset	371,801	501,845
Patent, net	335,938	367,188
Other	190,826	10,000
Total other assets	6,584,444	1,521,295
Total assets	$ 10,599,652	$ 5,033,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 369,947	$ 416,024
Leases payable	87,493	-
Income taxes payable	128,246	556
Due to shareholders	254,176	-
Total current liabilities	839,862	416,580
Long-Term Liability	-	-
Total liabilities	839,862	416,580
Stockholders' Equity
Preferred stock - par value $0.001, 10,000,000 shares authorized
No shares issued and outstanding	-	-
Common stock - par value $0.001, 100,000,000 shares
authorized; 43,637,548 issued and 43,504,093 outstanding
as of April 30, 2011 and 38,686,210 issued and
outstanding as of April 30, 2010	43,638	38,686
Additional paid-in capital	4,650,263	1,427,464
Less treasury stock	(104,309)	-
Accumulated other comprehensive income (loss)	(5,816)	74,855
Cumulative translation adjustment	182,483	-
Retained earnings since September 27, 2006
($3,632,043 accumulated deficit eliminated)	5,593,529	3,529,526
Total Bullion stockholders' equity	10,359,788	5,070,531
Noncontrolling interests	(599,998)	(453,942)
Total stockholders' equity	9,759,790	4,616,589
Total liabilities and stockholders' equity	$ 10,599,652	$ 5,033,169

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended April 30, 2011 and 2010

	2011	2010

Royalty Revenue	$ 6,289,315	$ 5,214,603
Operating Expense
Professional fees	901,322	1,152,985
Salaries and benefits	840,403	514,052
General and administrative	477,842	446,959
Gold tax	315,014	259,730
Exploration	118,305	-
Interest in mineral rights	208,000	-
Research and development	468,360	451,733
Total Operating Expenses	3,329,246	2,825,459
Operating Income	2,960,069	2,389,144
Other Income (Expense)
Interest income	15,011	4,725
Rent income	4,400	-
Interest expense	(1,833)	-
Gain on foreign exchange	1,327	-
Loss from joint venture	(406,765)	(1,593,235)
Loss on investment	(1,500)	(57,255)
Total Other Income (Expense)	(389,360)	(1,645,765)
Net Income Before Income Taxes	2,570,709	743,379
Provision (Benefit) For Income Taxes	608,305	(68,014)
Net Income	1,962,404	811,393
Plus: Net Loss Attributable to Noncontrolling Interests	146,056	125,652
Net Income Attributable to Bullion Stockholders	2,108,460	937,045
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	182,483	-
Change in unrealized gain (loss) on marketable securities	(80,671)	82,861
Net Comprehensive Income	$ 2,210,272	$ 1,019,906
Net Income Per Share - Basic and Diluted	$ 0.05	$ 0.02
Weighted Average Shares Outstanding	38,954,421	38,690,534

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended April 30, 2011 and 2010

	Common Shares Issued	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Translation Adjustment	Retained Earnings	Non-controlling Interest	Net Stockholders' Equity
Balance, April 30, 2009	39,366,010	$ 39,366	$ (127,215)	$ 1,444,352	$ (8,005)	$ -	$2,751,368	$ (328,290)	$ 3,771,576
Purchase of treasury stock	-	-	(49,240)	-	-	-	-	-	(49,240)
Retirement of treasury stock	(679,800)	(680)	176,455	(16,888)	-	-	(158,887)	-	-
Unrealized loss on investment, net of tax	-	-	-	-	82,860	-	-	-	82,860
Net income for the year ended April 30, 2010	-	-	-	-	-	-	937,045	(125,652)	811,393
Balance, April 30, 2010	38,686,210	$ 38,686	$ -	$ 1,427,464	$ 74,855	$ -	$3,529,526	$ (453,942)	$ 4,616,589
Purchase of treasury stock	-	-	(150,615)	-	-	-	-	-	(150,615)
Retirement of treasury stock	(71,573)	(71)	46,306	(1,778)	-	-	(44,457)	-	-
Stock issued for services	22,911	23	-	9,577	-	-	-	-	9,600
Stock issued for purchase of Dourave-Canada	5,000,000	5,000	-	3,215,000	-	-	-	-	3,220,000
Unrealized loss on investment, net of tax	-	-	-	-	(80,671)	-	-	-	(80,671)
Translation Adjustment	-	-	-	-	-	182,483	-	-	182,483
Net income for the year ended April 30, 2011	-	-	-	-	-	-	2,108,460	(146,056)	1,962,404
Balance, April 30, 2011	43,637,548	$ 43,638	$ (104,309)	$ 4,650,263	$ (5,816)	$ 182,483	$5,593,529	$ (599,998)	$ 9,759,790

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities:
Net income	$ 1,962,404	$ 811,393
Adjustments to reconcile net income to net cash from
operating activities:
Loss from joint venture	406,765	1,593,235
Loss on investment	-	57,255
Depreciation	51,334	57,838
Amortization	31,250	31,247
Deferred income taxes	177,960	(570,701)
Securities received in lieu of cash from revenues	(40,000)	-
Common stock issued for services	9,600	-
(Increase) in royalties receivable	(129,150)	(249,943)
(Increase) decrease in income tax receivable	19,648	(19,648)
Decrease in payroll tax receivable	-	3,384
(Increase) in prepaid expenses	(10,727)	(28,910)
Decrease in inventories	9,500	-
(Increase) in deposits	(12,080)	-
(Increase) decrease in employee advances	3,702	(1,821)
(Increase) in interest accrued on notes	(4,154)	(1,967)
Increase (decrease) in income taxes payable	127,690	(93,734)
Increase (decrease) in accounts payable and other liabilities	(379,985)	308,499
Net cash from operating activities	2,223,757	1,896,127
Cash Flows from Investing Activities:
Purchase of property, plant, and equipment	(221,026)	(839,213)
Issuance of notes receivable	(1,223,100)	(100,000)
Proceeds from securities	-	8,000
Purchase of investment	-	(57,255)
Purchase of interest in joint venture	-	(167,765)
Funding of exploration of joint venture	(406,765)	(1,350,470)
Purchase of securities	-	(16,434)
Cash acquired in purchase acquisition	68,453	-
Net cash used in investing activities	(1,782,438)	(2,523,137)
Cash Flows From Financing Activitiy:
Purchase of treasury stock	(150,615)	(49,240)
Capitalization of exchange fees	(180,826)	-
Net cash used in financing activities	(331,441)	(49,240)
Effect of Rate Changes on Cash and Cash Equivalents	1,168	-
Net Increase (Decrease) in Cash	111,046	(676,250)
Cash at Beginning of Period	459,505	1,135,755
Cash at End of Period	$ 570,551	$ 459,505
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ 284,000	$ 616,275

   Non-cash investing and financing activities:

     During the year ended April 30, 2011, the Company retired 71,573 shares of treasury stock, reducing the par value of common stock by $72, additional paid-in capital by $1,778 and retained earnings by $44,456.

     During the year ended April 30, 2011, the Company issued 5,000,000 shares of stock in the purchase of Dourave-Canada, increasing the par value of common stock by $5,000 and additional paid-in capital by $3,195,000.

     During the year ended April 30, 2010, the Company retired 679,800 shares of treasury stock, reducing the par value of common stock by $680, additional paid-in capital by $16,888 and retained earnings by $158,887.

     During the year ended April 30, 2010, the Company cancelled the $75,000 note receivable that was outstanding as of April 30, 2009 in exchange of a capital interest in a Joint Venture.

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Organization

The consolidated financial statements include the accounts of Bullion Monarch Mining, Inc., EnShale, Inc., Dourave Mining and Exploration, Inc., and Dourave Mineracao E Exploracao Mineral LTDA, Dourave-Bullion Limited Partnership and Dourave-Bullion Mineracao E Exploracao Mineral LTDA (collectively referred to as “the Company”). All intercompany transactions and balances have been eliminated.

Bullion Monarch Mining, Inc. (Bullion) derives its revenues from royalties as a result of exploring, acquiring and developing mining properties in the western United States and South America.  Bullion currently has interests in properties in Utah, Oregon, Nevada and Brazil (See Note 7 for discussion on expansion into Brazil).  The Company currently has three mines producing royalties in the Carlin Trend, Nevada.

In 1999, Bullion Monarch Company was administratively dissolved by the State of Utah for failing to file its annual reports with the Department of Commerce for the State of Utah.  Bullion Monarch Company subsequently organized Bullion Monarch Mining, Inc., and completed a court approved reorganization, effective March 31, 2005, whereby shareholders of the dissolved Bullion Monarch Company exchanged rights in that company for a like number of shares in the newly organized Bullion Monarch Mining, Inc. equal to the shares previously owned in Bullion Monarch Company, following a fairness hearing conducted by the Utah Division of Securities on September 27, 2006.  Shares issued by Bullion Monarch Mining, Inc. since inception, will continue to be its shares held by its shareholders; and Bullion Monarch Company rights holders who have not exchanged rights for shares of Bullion Monarch Mining, Inc. under the reorganization will continue to have the same rights of exchange each had under the reorganization with Bullion Monarch Company, subject to the five year exchange limitation provided for in the reorganization or to the close of business on September 26, 2011.

EnShale, Inc. (Enshale), an (80%) owned subsidiary of Bullion, is a Wyoming corporation and was organized under the laws of that state on July 11, 2005, as International Energy Resource Development, Inc.  The name of that company was later changed to EnShale, Inc.  EnShale is engaged in several activities associated with the development of technology for the extraction of oil from oil shale deposits.

Dourave Mining and Exploration Inc. (Dourave Canada) is a wholly owned subsidiary of Bullion. Dourave Canada is a federally incorporated corporation, organized under the laws of Canada as 6854893 Canada Inc. on November 11, 2007 and changed its name to Dourave Mining and Exploration Inc. by way of a Certificate of Amendment filed on December 4, 2007.

Dourave Mineracao E Exploracao Mineral LTDA (Dourave Brazil) was incorporated under the laws of Brazil on September 17, 2007.

Dourave-Bullion Joint Venture, L.P., DBA Dourave-Bullion Limited Partnership (DB Partnership) is owned 33% by Bullion and 66% by Dourave Brazil. DB Partnership is organized under the laws of the state of Utah.

Dourave-Bullion Mineracao E Exploracao Mineral LTDA (DBM) is 99% owned by DB Partnership. DBM was organized under the laws of Brazil.

Dourave Canada and subsidiary (Dourave Brazil) as well as DB Partnership and subsidiary (DBM) (collectively referred to as “Dourave”) are engaged in the acquisition and exploration of resource properties.  Dourave currently holds interests in resource properties in Brazil. The Company is in the process of exploring its mineral property interests and has not yet determined whether they contain mineral reserves that are economically recoverable. As a result, the Company expenses these costs as they are incurred.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 1

   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(c)

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company manages liquidity risk by maintaining adequate cash balances. The Company continuously monitors both actual and forecasted cash flows and matches the maturity profile of financial assets and liabilities.

(d)

Inventories

Inventories consist of ore and are carried at the lower of cost (first in first out) or market.

(e)

Royalty Revenue

The Company recognizes revenues in accordance ASC 605, which clarifies application of U. S. generally accepted accounting principles to revenue transactions.  Revenue is recognized as earned; persuasive evidence of an agreement exists, as precious metals are mined and the risks and rewards have been transferred (and sold on the market), prices are fixed or determinable, and cash collections are reasonably assured.

Royalty Revenue is recognized as estimated ore deposits are sold by the operator.  Adjustments to estimates are recorded at final settlement with the buyer of the ore. The Company believes all amounts are fully collectible and therefore has not recorded an allowance for doubtful accounts.  The Company charges off and expenses uncollectible accounts when management estimates no possibility of collecting the related receivable.  The Company considers royalty receivables to be past due or delinquent based on contractual payment terms.

(f)

Impairment of Patents

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the fiscal years ended April 30, 2011 and 2010.

(g)

Fair Values of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximates the carrying amount due to the short duration of these accounts.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)

Investments

As of April 30, 2011, the Company owns 245,000 shares of Golden Ibex which is approximately a (2.45% ) ownership.  The Company also owns 1,651,000 common shares of Sydney Resource Corporation Company, which is approximately a (2.16%) interest. The Company also owns 2,000,000 common shares of Pacific Gold Corporation, which is approximately a (0.26%) interest. The Company accounts for these investments as “available-for-sale” and records each of the investments at fair market value with an associated adjustment, if necessary, as an unrealized gain or loss (see Note 18).

(i)

Mineral Taxes

The Company pays a minerals tax to the state of Nevada.  The Company’s policy is to record royalties prior to the deduction for the mineral tax and to record the mineral tax as an expense.  During the years ended April 30, 2011 and 2010, the Company included $315,014 and $259,730, respectively, of this mineral tax in gold tax expenses.

(j)

Income Taxes

The Company applies the guidance in ASC 740 which requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

ASC 740 clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company is subject to the provisions of ASC 740 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

(k)

Net Income Per Share

The Company computes basic income per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. To calculate diluted earnings per share, all warrants whose average exercise price is less than or equal to the average share price for the year are assumed to be exercised. Also under this method, certain shares that are considered contingently issuable, such as escrowed shares subject to release based on performance criteria, are excluded from the calculation of weighted average common shares. For the years ended April 30, 2011 and 2010, potentially dilutive common shares (relating to warrants outstanding at year end) totaling 2,517,433 and none, respectively, were not included in the computation of income per share because their effect did not increase weighted average shares outstanding.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)

Property and Equipment and  Mining Properties

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Assets are depreciated using the straight-line method over their estimated useful lives ranging from three to five years and not to exceed 40 years for buildings.

Royalty Interest in Mineral Properties

Royalty interests in mineral properties include acquired royalty interests in production stage and development stage properties.  In accordance with ASC 805-20-55-37, the fair value of acquired royalty interests in mineral properties are capitalized as tangible assets.

Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves.  Acquisition costs of royalty interests on exploration stage mineral properties, where there are no proven and probable reserves, are not amortized.  At such time as the associated exploration stage mineral interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the mineral property, using proven and probable reserves.  The carrying values of exploration stage mineral interests are evaluated for impairment at such time as information becomes available indicating that the production will not occur in the future.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were considered necessary for the fiscal years ended April 30, 2011 and 2010.

Exploration and Development Costs

In general, exploration costs are expensed as incurred.  When the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property are capitalized.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.

(m)

Impact of New Accounting Standards

Accounting Standards Update No. 2011-04: Fair value measurements update 2011-04

In May 2011, the FASB issued an update to the authoritative guidance related to fair value measurements as a result of the FASB and the IASB working together to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments will add new disclosures, with a particular focus on Level 3 measurements. The objective of these amendments is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)

Impact of New Accounting Standards (Continued)

Accounting Standards Update No. 2010-29: Business combinations update 2010-29

In December 2010, the FASB issued an update to the authoritative guidance related to business combinations. The amendments in this update specify that, for material business combinations, on an individual or aggregate basis, when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. The amendments in this update also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and does not expect this guidance to have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2010-28: Goodwill impairment update 2010-28

In December 2010, the FASB issued an update to the authoritative guidance on the two-step testing required for impairment of goodwill and other intangible assets. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. Early adoption is not permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2010-06: Editorial and maintenance update 2010-06

In January 2010, the FASB issued authoritative guidance requiring new disclosures and clarifying some existing disclosure requirements about fair value measurement.  Under the new guidance, a reporting entity should (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The new guidance requires only enhanced disclosures and the Company does not expect this guidance to have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2009-13: Revenue recognition update 2009-13

In October 2009, the FASB issued an update to authoritative guidance on the revenue recognition related to multiple deliverable revenue arrangements. The guidance addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. The current authoritative guidance establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has not chosen early adoption and does not expect this guidance to have a material impact on its consolidated financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 2

ACQUISITION OF DOURAVE CANADA

On April 1, 2011, shareholders holding approximately 81.37% of the outstanding capital shares of Dourave Canada entered into a revised Stock Purchase Agreement with Bullion. The revised agreement removed Dourave Canada as a party to the Stock Purchase Agreement but was otherwise unchanged from the agreement filed with Bullion’s original Form 8-K and is referred to as the Principal Purchase Agreement. On April 1, 2011, shareholders of the Company also entered into Stock Purchase Agreements referred to as the Minority Purchase Agreements, whereby Bullion purchased all remaining outstanding capital shares of Dourave Canada. Collectively the two agreements are referred to as the Purchase Agreements.

On April 1, 2011, pursuant to the terms of the Purchase Agreements, Bullion acquired the outstanding capital shares of Dourave Canada and completed the issuance of 5,000,000 shares of Bullion’s common stock and warrants to purchase up to 2,500,000 shares of its common stock at an exercise price equal to $1.20 per share as total consideration for all of the capital shares of Dourave Canada acquired pursuant to the Purchase Agreements. Bullion also assumed the obligation to issue up to 281,410 shares of its common stock under outstanding warrants to purchase capital shares of Dourave Canada at an exercise price equal to $4.78 per share.

The allocation of the purchase price for this acquisition, as of the date of the acquisition, was as follows:

Assets:
Cash	$68,453
Employee Advance	15,588
Prepaid Expenses	15,525
Software and Equipment, net	72,375
Interest in Mineral Rights	56,151
Mining Properties	4,869,421
Total assets acquired	5,097,513

Liabilities:
Accounts Payable	316,810
Leases Payable	84,346
Due to Bullion	1,233,789
Due to Shareholders	242,568
Total liabilities assumed	1,877,513
Total consideration	$3,220,000

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of Dourave Canada were recorded at their estimated fair values at the date of acquisition. All intercompany activity and balances between Bullion and Dourave Canada since the date of acquisition has been removed at consolidation.

For the period after acquisition of April 1 through April 30, 2011, Dourave had no revenue and incurred $218,938 in losses. The following supplemental proforma information reflects revenue and earnings of the combined entity for the years ended April 30, 2011 and 2010, as though the Dourave Canada acquisition that occurred on April 1, 2011, had actually occurred as of the beginning of the two comparative annual periods.

	2011	2010
Revenues	$6,289,315	$5,214,603
Net Income	$1,817,962	$227,416
Earnings per share	$0.04	$0.01

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 3

INCOME TAXES

Below is a summary of deferred tax asset and liability calculations.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

	2011	2010
Deferred Tax Assets
Available for Sale Securities	3,454	-
Foreign Exploration Costs	2,404,192	534,321
Loss on Investment	21,892	21,335
Long-term Lease	8,383	6,539
Related Party Receivable	5,914	-
Stock Issuance Costs	4,218	-
Organizational Costs	3,073	-
Net Operating Losses	500,422	429,245
Valuation Allowance	(2,119,486)	(429,245)
Net Deferred Tax Asset	832,062	562,195

Deferred Tax Liabilities
Available for Sale Securities	-	(44,462)
Note Receivable Dourave Brazil	(431,497)	-	-
Property, Plant, & Equipment	(28,764)	(15,888)	-
Net Deferred Tax Liability	(460,261)	(60,350)
Net Deferred Taxes	$371,801	$501,845

Dourave had a deferred tax asset of $1,613,613, with a corresponding valuation allowance of the same amount at April 1, 2011.  Due to the acquisition of the company, these amounts have been included in the financial statements.  In the month of April 2011, Dourave deferred tax asset increased by $76,628, for a total deferred tax asset of $1,690,241.  The valuation allowance was also increased by $76,628, for a total valuation allowance of $1,690,241.  There has not been any change in the other entities’ valuation allowance.  The consolidated valuation allowance at April 30, 2011 is $2,119,486.

During 2011 and 2010, the amount of income tax expense (benefit) allocated to other comprehensive income totaled $47,916 and $49,217, respectively.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 3

INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	2011	2010
Current Taxes
Federal	$394,625	$460,693
State	35,720	41,994
Deferred Taxes
Federal	162,394	(520,725)
State	15,566	(49,976)
Provision for Income Taxes	$608,305	$(68,014)

Reconciliation between federal income taxes at the statutory tax rate (35%) and the actual income tax provision for continuing operations follows:

	2011	2010
Expected provision (based on 35% statutory rate)	$899,748	$260,182
Effect of:
Federal benefit of state taxes	(15,133)	(14,278)
Permanent tax deductible differences	(403,072)	(318,932)
Effect of research credit	(17,075)	(16,673)
State income tax	83,638	29,121
Effective rate difference	(25,664)	(7,434)
Other	9,235	-
Change in valuation allowance	76,628	-
Total actual provision/(benefit)	$608,305	$(68,014)

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 3

INCOME TAXES (CONTINUED)

Enshale has the following operating loss carryforwards available at April 30, 2011:

Date of Operating Loss	Year of Expiration	Balance of Loss
4/30/2006	4/30/2026	$351,426
4/30/2007	4/30/2027	217,449
4/30/2008	4/30/2028	657,538
Total NOL Carryforward		$1,226,413

Dourave has the following operating loss carryforwards available at April 30, 2011:

Date of Operating Loss	Year of Expiration	Balance of Loss
12/31/2008	12/31/2028	$32,811
12/31/2009	12/31/2029	43,738
Total NOL Carryforward		$76,549

As mentioned in Note 1 (j), the Company has adopted the provisions of ASC 740.  This adoption did not result in any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.

A reconciliation of the unrecognized tax benefits for 2011 is presented in the table below:

                Balance as of May 1, 2010

                $      -

                Additions based on tax positions related to the current year

        -

                Additions based on tax positions related to prior year

                        -

                Reductions for tax positions of prior year

        -

                Reductions due to expiration of statute of limitations

        -

                Settlements with taxing authorities

        -

                Balance as of April 30, 2011

$      -

The Company has filed income tax returns in the United States.  All years prior to 2006 are closed by expiration of the statute of limitations.    The years ended April 30, 2007 through April 30, 2010  are open for examination.

Dourave Canada has filed income tax returns in Canada (2007 through 2010) and Dourave Brazil has filed income tax returns in Brazil (2008 through 2010). All years are open for examination.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended April 30, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at April 30, 2011 and 2010, respectively.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 4

TREASURY STOCK

As of April 30, 2011, the Company had 133,455 shares of common stock held as treasury stock.  During the years ended April 30, 2011 and 2010, the Company acquired 205,028 and 168,000 common shares valued at cost, for $150,615 and $49,240, respectively.  The Company retired 71,573 and 679,800 of treasury shares valued at $46,306 and $176,455 during the years ended April 30, 2011 and 2010.  The Company accounts for treasury stock using the cost method.

NOTE 5

NON-CONTROLLING INTEREST/INTERCOMPANY TRANSACTIONS

Bullion originally owned 100% of Enshale’s common stock.  On March 10, 2006, however, the Company agreed to issue shares to the officers of EnShale in lieu of compensation.  The Company issued 8,000,000 shares of EnShale common stock (equivalent to $264,000 or $0.033 per share) to the officers for compensation.  On April 30, 2008, EnShale issued 20,000,000 shares of its common stock to Bullion for the purchase of oil shale leases.  As of April 30, 2011, Bullion owned 80% of EnShale.

As of April 30, 2011, EnShale owed Bullion $4,537,889 for funds advanced.  In addition, EnShale also owed Bullion $426,147 in accrued interest.  Bullion loaned EnShale the cash so EnShale could pay its operating expenses and construction of demonstration and testing plant.  Both the short-term loan and accrued interest were eliminated in these consolidated financial statements.

As of April 30, 2011, Dourave Brazil owed Bullion $1,408,100 for funds advanced. In addition, Dourave Brazil also owed Bullion $15,874 in accrued interest. Bullion loaned Dourave Brazil the cash for the exploration of certain mining properties. Both the short-term loan and accrued interest were eliminated in these consolidated financial statements.

NOTE 6

CONCENTRATIONS

During the year ended April 30, 2010, the Company received 99% of its royalty revenues from a single entity.  As of April 30, 2011, the total royalty receivable balance of $527,959 was due from this entity.  Should this entity experience any difficulties, the Company could be severely impacted, including a loss of all material income.

NOTE 7

MINING PROPERTIES AND MINERAL LEASES

Royalty Properties

Carlin Trend Royalty Claim Block

Leeville Mine:  This property is located in Eureka County, Nevada, in the Carlin Trend, sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East and is accessed via improved paved roads.  The property is currently being mined and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.   According to Newmont, the Leeville mine, which accounts for the vast majority of Bullion’s royalty revenue, is estimated to have a mine life to 2024. The Leeville mine reached full production in August 2008 and royalties from this period were included in revenue for the year ended April 30, 2009, which totaled $3,799,890. The fiscal year ended April 30, 2010, was the first complete year in which the Leeville mine operated at full production, which contributed most of Bullion’s total royalty revenue of $5,214,603. The fiscal year ended April 30, 2011 produced royalty revenue of $6,056,444 for the company. The properties are carried on the consolidated balance sheets of the Company at April 30, 2011 and 2010, at their historical cost of $360.

East Ore Body Mine: This property is located in Eureka County, Nevada, in the Carlin Trend, sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East and is accessed via improved paved roads.  The property is currently being mined and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.  We have claimed that this 1% royalty as defined in the May 10th 1979 Leeville/East Ore Mine Agreement also applies to an area of interest. See Part I, Item 3, regarding the Company’s litigation with Newmont and BarrickGold Strike. The East Ore

Body Mine continues to produce small amounts of gold attributable to the Company’s royalty.  During the past year, royalties to Bullion from this mine totaled $51,595. Mine life and future production are unavailable from Newmont at this time.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 7

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Royalty Properties (Continued)

North Pipeline:  This property is located in Lander County, Nevada, Township 29 North, Range 47 East and is accessed via improved paved roads.  This property was purchased on June 6, 1979 Currently, an unaffiliated mining company, Nevada Rae Gold, has been given rights to mine gold from the placer deposits (the top gravel layer) on this property.  We have an advanced guaranteed royalty of $20,000 minimum per calendar year. During the past fiscal year, royalties to Bullion from this mine totaled $19,814.  The production royalty is $0.50 per yard of ore processed or 4% of net profit, whichever is greater.  No estimates have been made on the mineral deposits on the land

Golden Ibex Property: This property consists of 13 patented mining claims located approximately 10 miles west of Sumpter and 40 miles southeast of Baker City in Southeastern Oregon, in the heart of the Blue Mountain Gold belt, which has been long known for precious metal production. The Company currently owns a 1% NSR royalty interest and a 2.4% equity position in Golden Ibex. Bullion is not currently collecting any royalties on the Golden Ibex Property.

Maggie Creek:  This property is located in Eureka County, Nevada, seven (7) miles north of Carlin City, Nevada, and is accessed via improved paved roads.  Bullion’s interest in this property is a three-percent (3%) royalty income from operations performed by others mining this property.  No operations have commenced on this property.  Reserve estimates on this property, if any, are not available to us.  The value of this property was derived from the exploration and development costs as described in Note 1(l) as well as the par value of stock issued to an unrelated company in exchange for their assets, of which the Maggie Creek property (jointly owned by Bullion and the other company) was the primary asset.

Resource Properties

Niquelandia:  The Niquelandia bauxite project is located at 14° 27' 0” South, 48° 27' 0” West, just north of the town of Niquelandia in the state of Goiás, Brazil.   The town of Niquelandia is located approximately 200 km northwest of Brasilia, the federal capital of Brazil. Access to the Niquelândia Project area is readily available on asphalt state road GO 237. State road GO 538 is a well maintained improved dirt road that runs along the western portion of the Project to Indaianopolis. State road BR 414 runs east of the Project.

The Niquelândia Project is comprised of nine mineral leases totalling 16,488.3 hectares. A third party has recently transferred all exploration rights for the Niquelândia bauxite property to Dourave Brazil.   By agreement, and registered with Departamento Nacional de Prodacao Mineral (“DNPM”) as of February 16, 2011, Dourave Brazil has obtained the right to explore on and eventually purchase the property. Niquelândia Project infrastructure is uncommonly good.  The proximity to paved roads and electrical power is excellent. An airport, with a paved, lighted runway over 5,000 feet long (that is well maintained but not legal for night flight), is located to the southeast of the property.  Cell phone, internet and telephone access are available. A ready workforce is available.  Mine equipment, repair and support are available locally.

On February 16, 2011, the Company acquired an option to acquire the "Niquelandia" property, which is comprised of ten exploration permits covering approximately 17,783 ha. in the state of Goias, Brazil. In addition to the payments listed below, the property is subject to an effective royalty of $0.50 per ton of proven reserves of aluminum ore or bauxite, if any, as at the fourth anniversary date of the agreement, payable to the optionor. To keep the option in good standing, the Company must make payments to the owner of $10.25 million and carry out exploration work in the amount of $10 million over four years on or before the anniversary dates as follows:

	Payment	Work
On Signing	$250,000	$-
First Anniversary	1,000,000	1,500,000
Second Anniversary	2,000,000	2,000,000
Third Anniversary	3,000,000	3,000,000
Fourth Anniversary	4,000,000	3,500,000
	$10,250,000	$10,000,000

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 7

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Resource Properties (Continued)

Bom Jesus:  This property is located in Para, Brazil. This property is accessible by air or river transportation.  In 2007 the Company acquired an option to acquire the Bom Jesus property, comprised of 183 prospector leases and two overlying exploration leases covering 9,150 hectares. In exchange for monthly payments of $10,000 to the vendor, the Company received the right to explore the property. Dourave made payments through February 28, 2010, and, in an amendment to the option agreement dated February 11, 2010, the parties agreed to defer subsequent payments, with no deadline set for payment. The other terms of the option were unchanged. In an agreement dated September 20, 2010, which superseded and replaced this Bom Jesus option agreement, the parties to the Bom Jesus option agreement agreed to increase the property subject to the option to 12,003 ha. See Bom Jesus and Bom Jardim – Agreements.

Bom Jardim:  This property is also located in Para, Brazil. This property is accessible by air or river transportation.   In 2008 the Company acquired an option, amended April 2, 2009, to purchase the Bom Jardim property from an individual, comprised of one exploration lease covering 900 hectares, for $2 million On June 20, 2010 this Bom Jardim optioned expired. With the expiry of the original Bom Jardim option agreement, the Company entered into an agreement with the parties to the Bom Jesus agreement, dated September 20, 2010, which superseded and replaced the existing Bom Jesus option agreement. See Bom Jesus and Bom Jardim – Agreements. In addition to the Bom Jesus option agreement, the owners of the Bom Jesus exploration permit also agreed to option to the Company a 30,000 hectare property which they designated as the Bom Jardim property. This property is known by the same name as the original Bom Jardim property because it surrounds the original property. The property now under lease is comprised of three exploration tenements surrounding, but not including, the original 900Ha Bom Jardim option property owned by an individual. Dourave Brazil has conducted geochemical and geophysical surveys on the Bom Jardim property, which is currently being analyzed for a potential diamond drilling program in the future.

Bom Jesus and Bom Jardim – Agreements: On June 20, 2010 the original lease with Joaquim Carlos Lima on the Bom Jardim property expired. With the expiration of the original Bom Jardim option agreement, Dourave entered into an agreement with the parties to the Bom Jesus agreement, dated September 20, 2010, which superseded and replaced the existing Bom Jesus option agreement. In addition to increasing the property under the Bom Jesus option agreement to 12,003 hectares, the deal included an option on a 30,000 hectare property which the vendors designated  the Bom Jardim property. The property is known by the same name as the original Bom Jardim property, because it surrounds the original property. The property now under lease is comprised of three exploration tenements surrounding, but not including, the original 900Ha Bom Jardim option property owned by Joaquim Carlos Lima. The parties agreed to the following additional terms. In exchange for monthly lease payments of $10,000 to the vendors commencing September 30, 2010 the Company has the right to explore the properties. If the Company discovers an “exploitable resource” on either of the properties and commences to “exploit its resources”, the vendors shall transfer the relevant property to the Company upon receipt from the Company of $7 million, to be paid as follows:

g.

$1 million upon the submission of an feasibility study to the DNPM;

h.

$1 million upon the approval of the feasibility study by the DNPM;

i.

$1 million within ten days following publication of a mining concession on the Bom Jesus or Bom Jardim property by the regulatory authorities in the Brazilian Government Official Daily Gazette;

j.

$1 million within ten days following issuance of an environmental permit by the appropriate licensing authority;

k.

$1 million within 180 days following the payment described in item (c) above;

l.

$1 million within 60 days following the payment described in item (d) above; and

m.

$1 million within 60 days following the payment described in item (e) above.

In June 2010 Bullion completed  a joint venture agreement with Dourave in which Bullion’s 33.3% interest in DB Partnership was formally obtained and valued at $167,765, which amount represented the final valuation for Bullion’s 33.3% interest in the Bom Jardim and Bom Jesus mining properties.   In addition to the $167,765 capital contribution commitment, the Company agreed to fund certain exploration activities of the joint venture. The Company accounted for this investment utilizing the equity method.  For the years ended April 30, 2011 and 2010, the Company has recorded the exploration funding costs as loss from joint venture of $406,765 and $1,593,235, respectively, on the consolidated statements of income. On April 1 2011, Bullion announced the acquisition of Dourave in a stock purchase transaction. (See Note 2).

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 7

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Other Properties

Ouro Mil Property:  This property is located approximately 290 km due south of the city of Itaituba in southern Para region of Brazil. This property comprises of 82 mineral concessions for a total area of 13,444 hectares and includes 71 prospector leases and 3 overlying exploration leases. Geochemical and geophysical data has highlighted the potential for a large volume of low grade Alkaline or Calc-Alkaline Porhyritic Cu-Au deposits or possibly an IOCG (Iron Oxide Copper Gold) type deposit.

Pontal do Paranaita Property:  This property is located close to the municipality of Paranaita, near Alta Floresta, a region that has historically produced millions of ounces of gold from alluvial workings to the north of the State of Mato Grosso in Brazil. Dourave Brazil and Chapleau Exploracao Mineral Ltd. have conducted exploration geology on this property totalling over 873 hectares. Preliminary geochemical results and geological mapping obtained by the Company is encouraging with the potential for a large volume of gold deposits.

Based on the geochemical results and geological mapping completed to-date, 10 zones of hydrothermal alteration were defined with gold mineralization that measured approximately 2,250 meters in length. The results of select gold in samples of rock from the Pontal do Paranaita property possess values such as 114.05 g/t Au (sample R09070). There are more than ten samples with values between 0.5 g/t Au and 3.48g/t Au.

Caldeiras: This property is accessed from the Trans-Garimpeiro highway in Brazil. It is in an area which has recently been the focus of a regional gold rush and is a grassroots exploration target. The project area covers 28,355 hectares. The area is characterized by geology which is normally associated with old volcanic craters and there is strong evidence of a series of nested carters in the project area. High grade gold and/or basemetals have been exploited in this area.

Ophir:  This property is located in Tooele County, Utah, Township 5 North, and Range 4 and is accessed via improved, unpaved roads.  This property was purchased in two transactions during the 1970s.  The property consists of a 100% interest in five patented claims located in Tooele County, Utah, the Commodore, Prince of Wales, Prince of Wales #2, Prince of Wales #4 and Prince of Wales #5 claims. No operations have commenced on this property and no estimates of the mineral deposits have been made.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 7

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Other Properties (Continued)

EnShale Oil Shale Property:

ML50142:  The property covered under this mineral lease is located in Uinta County, Utah, T8S, R25E, SLB&M and is 1,278.04 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease

ML50145:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R24E, SLB&M and is 866.47 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

ML50146:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R24E, SLB&M and is 1442.01 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

ML50147:  The property covered under this mineral lease is located in Uinta County, Utah, T9S, R25E, SLB&M and is 200.9 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

ML50148:  The property covered under this mineral lease is located in Uinta County, Utah, T11S, R25E, SLB&M and is 863.4 acres.  Access to this location is via a dirt road.  The lease was purchase on December 1, 2005, and has an initial period of ten (10) years and may be renewed.  No operations have commenced within the area covered by this lease.

Carrying Values and Depletion

Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves.  As of April 30, 2011 and 2010, no depletion was reflected in the accompanying financial statements since the amount was determined to be insignificant.

The following table presents each property and its carrying value as of April 30, 2011 and 2010:

Property Name	Carrying Value
Leeville/East Ore	$360
North Pipeline	500
Maggie Creek	22,211
Ophir	250,000
Bom Jesus	1,774,358
Niquelandia	1,267,398
Bom Jardim	760,439
Ouro Mill	659,047
Pontal do Paranaita	354,872
Caldeiras	253,480
Total Mining Properties, at cost	$5,342,665

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 7

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Mineral Leases

During 2006, Enshale acquired five (5) oil shale mineral leases from the State of Utah.  Each lease required an initial bid on the lease.  These initial bids totaled $9,669.  Each lease has a ten (10)-year life with a minimum yearly lease payment of $1 per acre due on the anniversary of the lease date.  A minimum lease payment of $500 is expected irrespective of actual acreage.  During the years ended April 30, 2011 and 2010, lease payments totaled $4,953 and $5,231, respectively, which were expensed through operations.  The leases may be extended if the State of Utah chooses to grant an extension.  If the lease is extended, the following advanced annual minimum royalty payments are due on or before the anniversary date of the lease:

Year	Minimum Annual Royalty
11 thru 15	$10 per acre or part of acre
16 thru 20	$15 per acre or part of acre
21 and beyond	$20 per acre of part of acre

A production royalty is also owed to the State of Utah of five-percent (5%) of the market price of the minerals sold with a minimum royalty of one dollar ($1.00).  The production royalty may be increased at one-percent (1%) per annum until a maximum of twelve- and-one half-percent (12½%) is reached.  In 2011 and 2010, no production royalties were accrued or paid because production on these properties had not commenced.

The following is a schedule by years of future minimum lease payments extending beyond April 30, 2011:

Year ending April 30	Amount
2012	4,268
2013	4,396
Thereafter	10,043
Total	$18,707

NOTE 8

INTEREST IN MINERAL RIGHTS

During June 2010, Bullion entered into a binding term sheet relating to certain mining rights located in Chihuahua Mexico, commonly referred to as the La Reyna property. As of April 30, 2011, Bullion had recorded $208,000 in exploration right payments.  Bullion, at its sole discretion, shall have the right to continue exploration activities by payment of $100,000 at six month intervals, through May 31, 2012, at which time the payment requirements increase for each successive period.  The above payments may be applied toward a $5,000,000 purchase price on the property. After the second payment of $100,000 was made, the Company contacted the landowner with whom the agreement was made, and informed them that due to an unacceptable level of risk related to physical employee security, as well as regional political instability in strategic areas of Chihuahua Mexico, Bullion had decided to discontinue option payments and cease exploration on the property. The $208,000 payments were written off as interest in mineral rights on the statements of operations for April 30, 2011.

NOTE 9

LEASE AGREEMENT

During June 2010, Bullion entered into a one year lease agreement for corporate office space in St. George, Utah.  The lease allows for two, one-year extensions.  Annual rent is approximately $26,000, which increases 2% per year.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 10

STOCK OFFERING

During January 2011, Bullion engaged an agent in regards to an offering of the securities of Bullion Monarch Mining Inc. in Canada. The offering is expected to consist of a minimum of 10,000,000 Common Shares. The agent will be entitled to a Corporate Finance Fee of Canadian (C)$25,000 as well as 6.75% of the gross proceeds of the stock issuance and broker warrants in the sum of 7% of the total number of securities issued pursuant to the offering. Bullion has granted an option to cover over-allotments, which will allow the agent to offer additional securities in an amount up to 15% of the original amount of securities sold at a price equal to the issue price, the option being exercisable at any time within 30 days of the closing date. Costs associated with the stock offering have been capitalized as of April 30, 2011.

NOTE 11

ENVIRONMENTAL REMEDIATION OBLIGATIONS AND CONTINGENCIES

Because of the nature of the Company’s operations, there is the potential that the Company may be held liable for environmental remediation particularly in regards to the mineral leases acquired during the year ended April 30, 2006. In those lease arrangements, the Company is required to remove all improvements, equipment, etc. within six (6) months following the termination of the lease.  The property must also be restored and reclaimed according to applicable laws.  Because operations have not commenced on these and other properties where such an obligation exists, no accrual has been made for these contingencies; such an estimate for accrual cannot be made.  The Company will continue to evaluate the status of their operations and appropriately accrue liabilities.

NOTE 12

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation and is summarized as follows at April 30, 2011:

	Cost	Accumulated Depreciation	Net
Automobiles	$163,854	$113,183	$50,672
Building and plant	2,294,954	49,742	2,245,211
Computer equipment	21,408	10,447	10,961
Computer software	15,408	442	14,966
Furniture and fixtures	125,943	50,980	74,964
Other equipment	51,811	22,776	29,034
Land	315,100	-	315,100
Total Property and Equipment	$2,988,478	$247,570	$2,740,908

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 12

PROPERTY, PLANT, AND EQUIPMENT (CONTINUED)

Property, plant and equipment is stated at cost less accumulated depreciation and is summarized as follows at April 30, 2010:

	Cost	Accumulated Depreciation	Net
Automobiles	$117,608	$82,477	$35,131
Building and plant	2,289,236	36,929	2,252,307
Furniture and fixtures	57,365	21,062	36,303
Land	175,100	-	175,100
Total Property and Equipment	$2,639,309	$140,468	$2,498,841

Depreciation expense was $51,334 and $57,838 for the years ended April 30, 2011 and 2010, respectively.  The cost of repairs and maintenance is charged to operations as incurred.

NOTE 13

PATENT

During 2006, EnShale purchased non-exclusive rights to a patent for $500,000. The patent is amortized using the straight-line method over its estimated useful life of 16 years.  Amortization expense was $31,250 and $31,247 for 2011 and 2010, respectively.  At April 30, 2011 and 2010, accumulated amortization totaled $164,063 and $132,812, respectively

The following is a listing of the estimated amortization expense for the next five years:

For the year ended 4/30/2012	31,500
For the year ended 4/30/2013	31,500
For the year ended 4/30/2014	31,500
For the year ended 4/30/2015	31,500
For the year ended 4/30/2016	31,500

NOTE 14

FUNDS RECEIVED UNDER OPTION AGREEMENT

On September 30, 2010, Dourave entered into an option agreement with Brazilian Gold Corporation ("BGC") whereby BGC could earn up to a 70% interest in the property known as Ouro Mil. The agreement required an initial payment of $150,000 for the option.  Under the terms of this agreement, BGC will earn the first 55% of the interest in the property by paying $200,000 and incurring an additional $1,500,000 in exploration related expenses over the two years subsequent to the signing of the agreement. An additional 15% interest can be earned through payment of $350,000and incurring exploration expenditures on the property totaling $3,500,000through the third and fourth years after the signing of the agreement.

The balance in funds received $40,176 under the option agreement relates to funds received under the option agreement in excess of exploration expenses incurred by BGC.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 15

DUE TO SHAREHOLDERS

April 30, 2011
Sergio Aquino	$218,816
Helio Tavares	35,360
$254,176

Amounts due to Sergio Aquino and Helio Tavares in excess of $126,478 at April 30, 2011 are non-interest bearing. The interest bearing portion is at the Bank of Brazil's Selic rate, which rate is 12.50% as of April 30, 2011. The entire balance owing is unsecured and has no set repayment terms. During the year ended April 30, 2011, the Company has recorded $1,629 in interest expenses related to this loan.

All other amounts due to shareholders bear no interest, are unsecured and have no set repayment terms.

NOTE 16

PENDING LITIGATION

Bullion filed Bullion Monarch Mining, Inc. v. Newmont USA Limited (Case No. 3:08-cv-00227-ECR-VPC ) in the United States District Court, District of Nevada (Reno) on April 28, 2008.  The case concerns whether Newmont USA Limited ("Newmont") is required to pay Bullion, in addition to the underlying one percent (1.0%) gross smelter return royalty on the core property which is not in dispute, a one percent (1.0%) gross smelter return royalty on any mineral properties within the "area of interest" defined in the 1979 Agreement.   On September 16, 2010, the Court granted Newmont's Motion for Summary Judgment on the issue of laches and did not reach the merits of Newmont's remaining Motions for Summary Judgment.  The Court also denied the Company’s Motion for Summary Judgment. On or about September 23, 2010, Bullion filed a Motion to Reconsider, which was denied on or about January 25, 2011.  On October 14, 2010, Bullion filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit as to whether the District Court erred in applying the doctrine of laches.   Bullion's opening brief has been filed with the Court of Appeals and the Company is awaiting Newmont's response.  The Company anticipates it will be several months before the Ninth Circuit Court of Appeals decides the matter.  Given the status of the litigation, the Company is unable to determine the outcome of the case and intends to continue to prosecute the case in the best interest of the Company. The Company agreed to pay its attorneys $500,000 in installments to cap their contingency fee. As of April 30, 2011, the balance was paid in full.

NOTE 17

NOTE RECEIVABLE

The Company issued a $100,000 note receivable to an individual on October 5, 2009. The terms of the note are a 4% annual interest rate, compounding monthly according to the exact days in the month, beginning November 1, 2009. The due date was extended to January of 2012. No payments are required until the note is due, at which time the note will be paid in full. Interest accrued as of April 30, 2011, totaled $6,121.  This note receivable is collateralized by mining claims.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 18

INVESTMENTS

The Company’s investments at April 30, 2011 and 2010 are summarized as follows:

Common Stock Holdings	2011	2010

Golden Ibex
Fair value	$59,434	$59,434
Cost	59,434	59,434
Unrealized holding gain	$-	$-

Sidney Resources Corporation
Fair value	$49,530	$198,121
Cost	78,800	78,800
Unrealized holding gain (loss)	$(29,270)	$119,321

Pacific Gold Corporation
Fair value	$60,000	$-
Cost	40,000	-
Unrealized holding gain (loss)	$20,000	$-

Total fair value	$168,964	$257,555
Total cost	178,234	138,234
Total unrealized holding gain (loss)	(9,270)	119,321
Deferred tax asset (liability)	3,454	(44,462)
Total unrealized holding gain (loss), net of tax	$(5,816)	$74,856

ASC 820-10-20 defines fair value as the price that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820-10-35 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 18

INVESTMENTS (CONTINUED)

Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table provides the Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of April 30, 2011:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	April 30, 2011	(Level 1)	(Level 2)	(Level 3)

Investments	$168,965	$109,531		$59,434

During the year ended April 30, 2011, there were no significant measurements of assets or liabilities at fair value (as defined in ASC 820-10-20) on a nonrecurring basis subsequent to their initial recognition except for the  securities listed in the table above.

NOTE 19

EQUITY TRANSACTIONS

Stock Options

On February 18, 2011, the Board of Directors of Bullion approved the 2011 Stock Option Plan of Bullion Monarch Mining, Inc. (the “2011 Plan”). The 2011 Plan provides for the granting of options to purchase up to 3,000,000 shares of Bullion’s common stock to directors, employees and consultants of the Company, including officers and directors who are employees of the Company.  Under the 2011 Plan, the granting of options, exercise prices and terms are determined by the Company’s Board, or a committee designated by the Board to administer the 2011 Plan.  The term of options granted under the 2011 Plan may not exceed 10 years.  No options have been granted under the 2011 Plan.

Shares Issued

On October 31, 2010, the Company issued 22,911 shares of Bullion’s common stock to Larry Anderson in lieu of payment for services.

On April 1, 2011, the Company issued 5,000,000 shares of Bullion’s common stock as well as warrants to purchase up to 2,500,000 shares of its common stock at an exercise price equal to $1.20 per share as consideration for the purchase of Dourave. The warrants are set to expire two years after the purchase date, or the end of business April 1, 2013. See Note 2 for purchase details.

NOTE 20  LINE OF CREDIT

On April 26, 2011, the Company entered into a Commercial Line of Credit agreement for an amount up to $500,000. Accrued interest and fees shall be payable monthly, beginning May 26, 2011. The principal balance is payable upon the maturity date of April 26, 2012. Interest is computed on a 365/360 basis according to the LIBOR Rate plus 3.081 percentage points. There is no penalty for prepayment. No advancements have been made on this line of credit as of April 30, 2011.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2011 and 2010

NOTE 21

SUBSEQUENT EVENTS

In May 2011, the Company decided to postpone its planned Canadian market offering of up to ten million shares because of unfavorable market conditions (See Note 10). The offering was planned to coincide with and assist in the listing of Bullion shares on a Canadian stock exchange. The Company plans to review business conditions in the fall of 2011 to determine if it will proceed with an offering of its shares at that time.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of April 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary, concluded that, as of April 30 2011, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information with respect to the executive officers of the Company is set forth in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the information under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Management Proxy Circular for the Company’s 2011 Annual Meeting of Shareholders (the “Proxy Statement”).

We have adopted and maintain a code of business conduct and ethics that all executive officers and management employees must review and abide by (including our principal executive officer and principal financial officer), which we refer to as our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website, free of charge, at http://www.bullionmm.com in the “Company Mission Statement” section under the heading “Corporate Governance.”

ITEM 11:  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption “Executive Compensation” specifically excluding the “Report of the Compensation Committee of the Board of Directors on Executive Compensation.”

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the information in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption “Certain Transactions.”

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the information in the Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited consolidated financial statements for the fiscal years ended April 30, 2011, and 2010, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

Exhibit No.	Title of Document
3.1	Articles of Incorporation. This document was filed as an exhibit to Registrant’s Form 10 filed by the Company on July 23, 2010, and is incorporated herein by this reference.
3.2	Bylaws, as amended. This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended November 30, 2010, and is incorporated herein by this reference.
10.1	Leeville/East Ore Mine Agreement. This document was filed as an exhibit to Registrant’s Form 10 filed by the Company on July 23, 2010, and is incorporated herein by this reference.
10.2	License Agreement. This document was filed as an exhibit to Registrant’s Form 10 filed by the Company on July 23, 2010, and is incorporated herein by this reference.
10.3

Stock Purchase Agreement for purchase of majority shares of Dourave Canada.  This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on April 7, 2011, and is incorporated herein by this reference.

10.3

Form of Stock Purchase Agreement for purchase of minority shares of Dourave Canada.  This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on March 8, 2011, and is incorporated herein by this reference.

10.4	Stock Option Agreement * This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company March 29, 2011, and is incorporated herein by this reference.
10.5	Stock Option Plan * This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on February 23, 2011, and is incorporated herein by this reference.
10.6	Employment Agreement with R. Don Morris * This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on April 14, 2011, and is incorporated herein by this reference.
10.7	Employment Agreement with James A. Morris * This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on April 14, 2011, and is incorporated herein by this reference.
10.8	Employment Agreement with Philip L. Manning * This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on April 14, 2011, and is incorporated herein by this reference.
10.9	Employment Agreement with Robert D. Morris * This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on April 14, 2011, and is incorporated herein by this reference.
10.10	Contribution and Management Agreement This document was filed as an exhibit to Registrant’s Form 10 filed by the Company on July 23, 2010, and is incorporated herein by this reference.
10.11	Cancellation of Promissory Notes and Stock Power This document was filed as an exhibit to Registrant’s Form 10 filed by the Company on July 23, 2010, and is incorporated herein by this reference.
10.12	Promissory Note This document was filed as an exhibit to Registrant’s Form 10 filed by the Company on July 23, 2010, and is incorporated herein by this reference.
10.13	Nominee Agreement This document was filed as an exhibit to Registrant’s Form 10 filed by the Company on July 23, 2010, and is incorporated herein by this reference.
10.14	Form of Director Agreement*
10.15	Private Document With An Agreement of Purchase and Sale Of Mineral Rights and Other Covenants
14	Code of Ethics This document was filed as an exhibit to Registrant’s Form 10 filed by the Company on July 23, 2010, and is incorporated herein by this reference.
21.1	Subsidiaries
31.1	302 Certification of R. Don Morris
31.2	302 Certification of Philip Manning
32	906 Certification

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLION MONARCH MINING, INC.

Date:	August 1, 2011	By:	/s/R. Don Morris
R. Don Morris, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BULLION MONARCH MINING, INC.

Date:	August 1, 2011	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	August 1, 2011	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer

Date:	August 1, 2011	By:	/s/James A. Morris
James A. Morris
Treasurer, Chairman of the Board

Date:	August 1, 2011	By:	/s/Robert Morris III
Robert Morris III
Secretary

Date:	August 1, 2011	By:	/s/Nate Bryson
Nate Bryson
Director

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, R. Don Morris, certify that:

1.   I have reviewed this Amended Annual Report on Form 10-K of the Registrant;

2.   Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.   The Registrant other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the Registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

d)

disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.   The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:	August 1, 2011	By:	/s/R. Don Morris
R. Don Morris
Chief Executive Officer and Director

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip Manning, certify that:

1.   I have reviewed this Amended Annual Report on Form 10-K of the Registrant;

2.   Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.   The Registrant other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the Registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

d)

disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.   The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:	August 1, 2011	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report of Bullion Monarch Mining, Inc. (the “Registrant”) on Form 10-K for the period ending April 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), we, [R. Don Morris, Chief Executive Officer, and Philip Manning, Chief Financial Officer, of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:	August 1, 2011	By:	/s/R. Don Morris
R. Don Morris
Chief Executive Officer and Director

Date:	August 1, 2011	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer