Form 10-Q
period 2011-07-31
Bullion Monarch Mining, Inc. (NEW)
filed 2011-09-14
CIK 1497246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  43,504,093 shares of common stock as of September 13, 2011.

PART I

Item 1.  Financial Statements

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 31, 2011 and April 30, 2011

	July 31, 2011 (Unaudited)	April 30, 2011 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 412,858	$ 570,551
Royalty receivables	513,052	527,959
Prepaid expenses	48,924	74,237
Inventories	68,690	70,790
Deposits	13,080	13,080
Employee advances	14,392	17,207
Payroll tax receivable	476	476
Total current assets	1,071,472	1,274,300

Property, Plant, and Equipment, net	2,585,522	2,740,908

Other Assets
Mining properties, at cost	5,442,712	5,342,665
Notes receivable	107,183	106,121
Oil shale leases	9,669	9,669
Interest in mineral rights	59,613	58,459
Other investments	208,965	168,965
Deferred tax asset	343,375	371,801
Patent, net	328,125	335,938
Other	190,826	190,826
Total other assets	6,690,468	6,584,444
Total assets	$ 10,347,462	$ 10,599,652
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 401,428	$ 369,947
Leases payable	82,584	87,493
Income taxes payable	53,832	128,246
Due to shareholders	264,549	254,176
Total current liabilities	802,393	839,862

Long-Term Liability	-	-
Total liabilities	802,393	839,862
Stockholders' Equity
Preferred stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common stock - par value $0.001, 100,000,000 shares authorized; 43,637,548 issued and 43,504,093 outstanding as of July 31, 2011 and April 30, 2011	43,638	43,638
Additional paid-in capital	4,650,263	4,650,263
Less treasury stock	(104,309)	(104,309)
Accumulated other comprehensive loss	19,279	(5,816)
Cumulative translation adjustment	271,779	182,483
Retained earnings since September 27, 2006 ($3,632,043 accumulated deficit eliminated)	5,298,197	5,593,529
Total Bullion stockholders' equity	10,178,847	10,359,788
Noncontrolling interests	(633,778)	(599,998)
Total stockholders' equity	9,545,069	9,759,790
Total liabilities and stockholders' equity	$ 10,347,462	$ 10,599,652

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended July 31, 2011 and 2010

(Unaudited)

	For the Three Months Ended July 31, 2011	For the Three Months Ended July 31, 2010

Royalty Revenue	$ 1,215,131	$ 1,360,922

Operating Expense
Professional fees	224,778	343,085
Salaries and benefits	243,585	165,947
General and administrative	191,570	84,057
Gold tax	60,757	70,594
Exploration	573,210	-
Research and development	85,615	106,026

Total Operating Expenses	1,379,515	769,709
Operating Income (Loss)	(164,384)	591,213
Other Income (Expense)
Interest income	1,103	1,065
Interest expense	(7,295)	-
Gain on foreign exchange	236	-
Loss on sale of assets	(23,662)	-
Loss from joint venture	-	(406,765)
Loss on investment	-	(1,500)
Total Other Income (Expense)	(29,618)	(407,200)
Net Income (Loss) Before Income Taxes	(194,002)	184,013
Provision (Benefit) For Income Taxes	135,110	(15,381)
Net Income (Loss)	(329,112)	199,394
Plus: Net Loss Attributable to Noncontrolling Interests	33,780	33,591
Net Income (Loss) Attributable to Bullion Stockholders	(295,332)	232,985
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	89,296	-
Change in unrealized gain (loss) on marketable securities	25,098	(69,711)
Net Comprehensive Income (Loss)	$ (180,938)	$ 163,274
Net Income (Loss) Per Share - Basic and Diluted	$ (0.01)	$ 0.01
Weighted Average Shares Outstanding	43,504,093	38,645,221

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2011 and 2010

(Unaudited)

	For the Three Months Ended July 31, 2011	For the Three Months Ended July 31, 2010
Cash Flows from Operating Activities:
Net income	$ (329,112)	$ 199,394
Adjustments to reconcile net income to net cash from operating activities:
Loss from joint venture	-	406,765
Loss on sale of assets	23,662	-
Depreciation	24,936	14,708
Amortization	7,813	7,813
Deferred income taxes	13,521	(11,949)
(Increase) decrease in royalties receivable	14,907	(88,732)
(Increase) decrease in income tax receivable	-	(96,154)
(Increase) decrease in prepaid expenses	25,313	4,605
(Increase) decrease in inventories	2,100	2,700
(Increase) decrease in deposits	-	(2,080)
(Increase) decrease in employee advances	2,815	2,921
(Increase) decrease in interest accrued on notes	(1,062)	(1,020)
Increase (decrease) in income taxes payable	(74,414)	91,722
Increase (decrease) in accounts payable and other liabilities	26,589	(35,955)
Net cash from operating activities	(262,932)	494,738

Cash Flows from Investing Activities:
Purchase of property, plant, and equipment	(16,277)	(12,101)
Proceeds from sale of assets	119,499	-
Purchase of interest in mineral rights	-	(58,000)
Funding of exploration of joint venture	-	(406,765)
Net cash used in investing activities	103,222	(476,866)

Cash Flows From Financing Activity:
Purchase of treasury stock	-	(35,873)
Net cash used in financing activities	-	(35,873)

Effect of Rate Changes on Cash and Cash Equivalents	2,017	-
Net Increase (Decrease) in Cash	(157,693)	(18,001)
Cash at Beginning of Period	570,551	459,505
Cash at End of Period	$ 412,858	$ 441,504

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ 196,000	$ 1,000

See accompanying notes to financial statements.

Bullion Monarch Mining, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

NOTE 1

ORGANIZATION

The condensed consolidated financial statements include the accounts of Bullion Monarch Mining, Inc., EnShale, Inc., Dourave Mining and Exploration, Inc., and Dourave Mineracao E Exploracao Mineral LTDA, Dourave-Bullion Limited Partnership and Dourave-Bullion Mineracao E Exploracao Mineral LTDA (collectively referred to as “Bullion”). All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

Bullion derives its revenues from royalties as a result of exploring, acquiring and developing mining properties in the western United States and South America.  Bullion currently has interests in properties in Nevada, Utah, Oregon and Brazil. Bullion currently has four mines producing royalties in the Carlin Trend, Nevada.

EnShale, Inc. (“EnShale”), a majority-owned subsidiary of Bullion, is a Wyoming corporation and is engaged in several activities associated with the development of technology for the extraction of oil from oil shale deposits.

Dourave Mining and Exploration Inc. (“Dourave Canada”) is a wholly owned subsidiary of Bullion. Dourave Mineracao E Exploracao Mineral LTDA (“Dourave Brazil”) is a majority-owned subsidiary of Dourave Canada. Dourave-Bullion Joint Venture, L.P., DBA Dourave-Bullion Limited Partnership (“DB Partnership”) is owned 33% by Bullion and 66% by Dourave Brazil. Dourave-Bullion Mineracao E Exploracao Mineral LTDA (“DBM”) is 99% owned by DB Partnership. Dourave currently holds interests in resource properties in Brazil.

NOTE 2

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements of the SEC for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012.  For further information, refer to the audited consolidated financial statements for the fiscal year ended April 30, 2011, and footnotes thereto included in Bullion’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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

Certain immaterial reclassifications have been made to the income statements for the three month periods ended July 31, 2010, to conform to the 2011 presentation.

NOTE 3

SIGNIFICANT ACCOUNTING POLICIES

Exploration and Development Costs

In general, exploration costs are expensed as incurred.  When Bullion has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property are capitalized.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.

Bullion Monarch Mining, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 4

TREASURY STOCK

During the three months ended July 31, 2011, Bullion did not purchase or retire any stock. As of July 31, 2011, the number of shares in treasury totaled 133,455, with a cost of $104,309.

NOTE 5

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2011-05: Presentation of Comprehensive Income 2011-05

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update related to presentation of Comprehensive Income.  ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years; however, early adoption is permitted. The provisions of ASU 2011-05, when adopted, are not expected to have a material impact on Bullion’s consolidated financial statements.

Accounting Standards Update No. 2011-04: Fair value measurements update 2011-04

In May 2011, the FASB issued an update to the authoritative guidance related to fair value measurements as a result of the FASB and the IASB working together to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments will add new disclosures, with a particular focus on Level 3 measurements. The objective of these amendments is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. Bullion does not expect this guidance to have a material impact on its consolidated financial statements.

NOTE 6

LEASE AGREEMENT

During June 2011, Bullion extended its one year lease agreement for corporate office space in St. George, Utah.  The lease allows for two, one-year extensions, of which one is remaining.  Annual rent is approximately $26,000, which increases 2% per year.

NOTE 7

STOCK OFFERING

During January 2011, Bullion engaged an agent in regards to an offering of the securities of Bullion Monarch Mining Inc. in Canada. The offering is expected to consist of a minimum of 10,000,000 Common Shares. The agent will be entitled to a Corporate Finance Fee of Canadian (C)$25,000 as well as 6.75% of the gross proceeds of the stock issuance and broker warrants in the sum of 7% of the total number of securities issued pursuant to the offering. Bullion has granted an option to cover over-allotments, which will allow the agent to offer additional securities in an amount up to 15% of the original amount of securities sold at a price equal to the issue price, the option being exercisable at any time within 30 days of the closing date. As of July 31, 2011, costs incurred of $180,826 related to the offering have been capitalized. Bullion is working with its agent regarding a potential offering in the fall of 2011.

Bullion Monarch Mining, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 8

STOCK OPTION PLAN

On February 18, 2011, the Board of Directors of Bullion approved the 2011 Stock Option Plan of Bullion Monarch Mining, Inc. (the “2011 Plan”). The 2011 Plan provides for the granting of options to purchase up to 3,000,000 shares of Bullion’s common stock to directors, employees and consultants of Bullion, including officers and directors who are employees of Bullion.  Under the 2011 Plan, the granting of options, exercise prices and terms are determined by the Company’s Board, or a committee designated by the Board to administer the 2011 Plan.  The term of options granted under the 2011 Plan may not exceed 10 years.  No options have been granted under the 2011 Plan.

NOTE 9

ACQUISITION OF DOURAVE

On April 1, 2011, Bullion acquired the outstanding capital shares of Dourave Canada and completed the issuance of 5,000,000 shares of Bullion’s common stock and warrants to purchase up to 2,500,000 shares of its common stock at an exercise price equal to $1.20 per share as total consideration for all of the capital shares of Dourave Canada.

For the period after acquisition of May 1, 2011 through July 31, 2011, Dourave had no revenue and incurred $777,635 in losses. The following supplemental proforma information reflects revenue and earnings of the combined entity for the three months ended July 31, 2010, as though the Dourave acquisition that occurred on May 1, 2010 the beginning of the comparative periods.

July 31, 2010
Revenues	$1,360,922
Net Income (Loss)	$108,549
Earnings (Loss) per share	$0.00

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

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.  Any forward-looking statements should also be considered in light of the information provided in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011 and in Item 1A. Risk Factors in Part II - Other Information of this Quarterly Report on Form 10-Q.

Plan of Operation

Bullion Monarch Mining, Inc. (“Bullion”) is a gold-focused royalty company with additional interests in oil-shale technology and other mineral assets directly and through its subsidiaries.  Unless the context otherwise requires, all references in this section to the “Company” “we”, “us” or “our” refer, collectively, to Bullion Monarch Mining, Inc. and its subsidiaries, and all references in this section to “Bullion” refer to Bullion Monarch Mining, Inc.  We seek to acquire existing mineral royalties or to finance mining projects that are in production or in development stage in exchange for royalty interests or a participating interest. We are engaged in a continual review of opportunities to create new royalties or participating interests through the financing of mine development or exploration, or the acquisition of companies that hold royalties. The majority of our current revenues are derived from a high-quality royalty claim block located in Northeastern Nevada’s Carlin Trend, which we call our Carlin Trend Royalty. We also have an interest in various mineral assets in North and South America in the exploration and development stages, which have the potential to generate future royalty or other revenues.

Bullion has the following subsidiaries: Dourave Mining and Exploration Inc. (“Dourave Canada”), Dourave Mineracao E Exploracao Mineral Ltda (“Dourave Brazil” and collectively with Dourave Canada, “Dourave”), Dourave-Bullion Joint Venture, L.P. DBA Dourave-Bullion Limited Partnership (“DB Partnership”), Dourave-Bullion Mineracao E Exploracao Mineral LTDA (“DBM”) and EnShale Inc. (“EnShale”).

Dourave Canada is a wholly owned subsidiary of Bullion and through Dourave Canada, Bullion holds a 99.99% ownership interest in Dourave Brazil.  Dourave Canada was federally incorporated under the laws of Canada as 6854893 Canada Inc. in November 2007 and changed its name to Dourave Mining and Exploration Inc. in December 2007.  The registered office of Dourave Canada is c/o Peterson Law Professional Corporation Suite 806, 390 Bay Street, Toronto, Ontario M5H 2Y2.

Dourave Brazil was incorporated under the laws of Brazil in September 2007. The registered office of Dourave Brazil is c/o Avenida Alcindo Cacela, 1264 Bairro – Nazare, CEP 66.060-000, Belem, Para Brazil. The DB Partnership is organized under the laws of the state of Utah and is owned 33% by Bullion and 66% by Dourave Brazil. DBM was organized under the laws of Brazil and is 99% owned by DB Partnership.

Bullion holds an 80% ownership interest in EnShale. EnShale was incorporated under the laws of Wyoming in July 2000 under the name International Energy Resource Development, Inc. and subsequently changed its name to EnShale, Inc. in September 2005.  The registered office of EnShale is 2710 Thomes Ave. Cheyenne, WY 82001.

Our goal is to establish a self-funded natural resource company focused on the generation of royalties from exploring for and developing world class mining opportunities.  We benefit from our current royalty stream of approximately $6,000,000 annually. Our financial results are primarily tied to the price of gold and production from our producing stage royalty interests. Our current royalty portfolio generates high-margin free cash flow with lower exposure to operating and capital costs than typical operating companies.  Our royalties also provide for direct leverage to commodity prices and the exploration potential of world-class ore deposits and mineral exploration trends where we have existing royalty interests. In the past we have internally funded our mineral exploration projects as well as our oil shale technology subsidiary, EnShale. We continue to consider a potential offering of our common stock in Canada and are working to monetize our substantial oil-shale assets through EnShale.

As of July 31, 2011, the Company owns royalties on four (4) producing properties, one (1) development stage property, one (1) exploration stage property and one (1) property not currently being explored. Additionally, the Company holds 100% of the exploration and development rights to six properties in Brazil and two (2) properties in the United States.  During the three months ended July 31, 2011, we focused primarily on the development of our exploration stage properties and the management of our existing royalty interests.

We plan to continue seeking new mining projects with the potential to increase our royalty portfolio.  We are currently focused on exploring and evaluating properties in Brazil through our subsidiary, Dourave Brazil. The Company has four primary exploration and development projects in Brazil; Bom Jesus, Bom Jardim and Ouro Mil, which are gold-focused, and Niquelândia, which is a bauxite property.  We completed extensive stream sediment sampling programs on both Bom Jesus and Bom Jardim. We have reviewed the results and believe the anomalies indicated are very encouraging. We are currently evaluating options for advancing these properties, based on what we believe are excellent results.

We have begun preliminary exploration on our bauxite property. The mapping has been completed and the first few pits have been started. We will submit samples and analyze the results to determine if the Niquelândia property appears to host commercial grade bauxite ore. If lab results from the preliminary exploration work are acceptable, we plan to begin a larger drill program as soon as is practicable after reviewing results of the initial exploration. We have had discussions with third parties who are interested in working together on the property, if the results of our exploration programs warrant. In addition to the properties mentioned above we are working with larger mining companies on possible joint ventures on some of our other Brazilian properties. We also have interests in various mineral assets in North and South America which are presently at the exploration stage and which are not currently producing any ore or income.

We continue to develop a process through our subsidiary EnShale, which we believe can extract the oil content from oil shale on a commercially reasonable and economically beneficial basis.  EnShale intends to continue evaluating alternatives to fund the construction of the expected full production plant and underground mining operation in the Vernal, Utah area, in anticipation of successful results from EnShale’s demonstration plant.

We continue to consider an offering of our common stock in conjunction with a listing on a major stock exchange.  We have managed our capital structure prudently and believe that raising cash through an equity offering will increase our potential for growth without being overly-dilutive. Because we are a junior exploration company, our ability to access the capital markets is highly dependent on prevailing market conditions and therefore we can make no assurance that we will be successful in obtaining financing. We believe that the stream of royalty revenue we have successfully built provides a strong foundation for growth even if we do not complete a stock offering. We also feel that listing on an exchange with other natural resource companies could give us more exposure to investors interested in small natural resource companies and allow investors who cannot invest in bulletin board stocks, to be able to purchase our stock.

In 1999, after being administratively dissolved by the State of Utah for failing to file annual reports with the Department of Commerce for the State of Utah, management organized Bullion Monarch Mining, Inc., and completed a court approved reorganization, effective March 31, 2005, whereby shareholders of the dissolved Bullion Monarch Company exchanged rights in that company for a like number of shares in the newly organized Bullion Monarch Mining, Inc. equal to the shares previously owned in Bullion Monarch Company, following a fairness hearing conducted by the Utah Division of Securities on September 27, 2006.  Shares issued by Bullion Monarch Mining, Inc. since inception, will continue to be its shares held by its shareholders; and Bullion Monarch Company rights holders who have not exchanged rights for shares of Bullion Monarch Mining, Inc. under the reorganization will continue to have the same rights of exchange each had under the reorganization with

Bullion Monarch Company, subject to the five year exchange limitation provided for in the reorganization or to the close of business on September 26, 2011.

We do not expect to sell or dispose of any of our material assets during the next 12 months.

Results of Operations

Quarter Ended July 31, 2011, compared to the Quarter Ended July 31, 2010

Our largest revenue source is produced from our 1% Carlin Trend Royalty.  Currently the primary source of revenue from this royalty is derived from production at Newmont’s Leeville Mine. Our revenue for the quarter ended July 31st was $1,215,131 compared to $1,360,922 for the same quarter last year. This decrease of $145,791 was due primarily to Newmont’s month-long shutdown of Mill 6 at Gold Quarry in May, which reduced gold production at the Leeville mine. Despite this decrease for the recent quarter, based on statements by Newmont, we expect production levels for the full year to remain unchanged from last year. The price and marketability of gold are influenced by various factors beyond the control of the Company and may have a material and adverse effect on the Company’s results of operations and financial condition. Additionally our revenue is based on gold production from mines on which we have royalties but do not operate, which creates a level of unpredictability that could have a material, adverse effect on our results.

Total operating expenses in the quarter ended July 31, 2011 were $1,379,515 compared to $769,709 for the quarter ended July 31, 2010, an increase of $609,806. This increase was attributable to our acquisition of Dourave which increased our operating expenses both directly and indirectly. The direct increases were higher exploration, salaries & benefits and general & administrative expenses etc. from Dourave’s operations. The indirect impact on our operating expenses was a result of acquiring a foreign, subsidiary company which increased both the size and the complexity of our business. The increased size and complexity of our business required more accounting, legal and auditing work and also contributed to increased general and administrative expense. General and administrative expense for the quarter ended July 31, 2011 was $191,570 compared to $84,057 for the quarter ended July 31, 2010, an increase of $107,513. Notwithstanding the increased expenses related to our subsidiary Dourave, total professional fees expense for the quarter ended July 31, 2011 declined to $224,778, a substantial decrease compared with professional fees expense of $343,085 for the quarter ended July 31, 2010. The reason for the large difference of $118,307 was that in the quarter ended July 31, 2010, we incurred much larger legal and accounting fees because of work on the resolution of the successor issuer matter, related to the reorganization of Bullion in 2005.  Research and development expense related to EnShale’s research on oil shale processing was $85,615 for the quarter ended July 31, 2011 compared to $106,026 for the quarter ended July 31, 2010, a decrease of $20,411. The decrease in R&D expense was a result of less activity at our demonstration plant compared to the same period a year earlier.

In the quarter ended July 31, 2011 we had a large decrease of $377,582 in other expense. In the quarter ended July 31, 2010, other expense was $407,200 most of which related to exploration costs in our Brazilian joint venture and is comparable to the exploration expense of $573,210 in the quarter ended July 31, 2011 after the acquisition of Dourave.  This compares to other expense of $29,618 in the quarter ended July 31, 2011, in which we sold our Orem office building resulting in a loss on sale of assets of $23,662 and incurred interest expense of $7,295, offset by interest income of $1,103 and gain on foreign currency exchange of $236. In the quarter ended July 31, 2011, we had a provision for income taxes of $135,110 compared to the quarter ended July 31, 2010, in which we had an income tax credit of $15,381. For the quarter ended July 31, 2011, we recorded a net loss attributable to our shareholders of $295,332, or $(0.01) per basic and diluted share, as compared to net income attributable to our shareholders of $232,985, or $0.01 per basic share and diluted share, for the quarter ended July 31, 2010. The decrease in our net income attributable to our shareholders during the July 31, 2011, period was primarily due to a decrease in revenues related to the month-long shut down at Newmont’s mill described above and an increase in operating expense and provision for tax, offset by a decrease in other expense. In the quarter ended July 31, 2011, we had a gain on foreign currency translation of $89,296 and an unrealized gain on marketable securities of $25,098, resulting in a net comprehensive loss of $180, 938.

Liquidity and Capital Resources

During the quarter ended July 31, 2011, liquidity needs were met from $1,215,131 in royalty revenues. At July 31, 2011, we had current assets of $1,071,472 compared to current liabilities of $802,393, for a current ratio of 1.34 to 1. This compares to current assets of $1,274,300 and current liabilities of $839,862 at April 30, 2011, resulting in a current ratio of approximately 1.52 to 1.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for cost of operations expenses including: general and administrative, exploration, research and development, business development expenses, capital expenditures, and property and royalty acquisition for the foreseeable future. Our long-term capital requirements are primarily affected by the required property payments and work commitments on our Niquelândia project. The Niquelândia contract calls for us to expend $1.5 million in exploration work on the property in the first year. It is our intention to seek a joint venture or other financing arrangement once our initial phase of exploration on the Niquelândia project is at an acceptable stage, to assist us in meeting future property payments and work commitments. We currently have, and generally at any time, may have acquisition opportunities in various stages of active review.  In the event of a substantial royalty or other acquisition, we may seek additional debt or equity financing opportunities. We continue to consider an offering of our common stock in conjunction with a listing on a major stock exchange. We operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Please refer to our Risk Factors included in Part 1, Item 1A of our Form 10-K for the fiscal year ended April 30, 2011, for a discussion of certain risks that may impact the our liquidity and capital resources in light of the recent economic downturn.

On April 26, 2011, we established a commercial line of credit with JP Morgan Chase Bank, in the amount of $500,000. The interest rate applied to any unpaid principal balance is LIBOR+3.081%. The line of credit is reviewed annually for renewal. As of July 31, 2011, there were no outstanding advances on this line of credit.

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

Item 1A.  Risk Factors.

The Company’s business, results of operations and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended April 30, 2011. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011 have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

BULLION MONARCH MINING, INC.

Date:	September 14, 2011	By:	/s/R. Don Morris
R. Don Morris
Chief Executive Officer

Date:	September 14, 2011	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer