Form 10-Q
period 2011-10-31
Bullion Monarch Mining, Inc. (NEW)
filed 2011-12-16
CIK 1497246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 39,260,518 shares of common stock as of December 14, 2011.

PART I

Item 1.  Financial Statements

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 31, 2011 and April 30, 2011

	October 31, 2011 (Unaudited)	April 30, 2011 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 587,918	$ 570,551
Royalty receivables	449,970	527,959
Prepaid expenses	174,860	74,237
Inventories	66,590	70,790
Deposits	13,080	13,080
Employee advances	5,375	17,207
Notes receivable, current	108,267	-
Payroll tax receivable	476	476
Total current assets	1,406,536	1,274,300
Property, Plant, and Equipment, net	2,567,622	2,740,908
Other Assets
Mining properties, at cost	3,826,713	5,342,665
Notes receivable	-	106,121
Oil shale leases	9,669	9,669
Interest in mineral rights	54,638	58,459
Other investments	220,992	168,965
Deferred tax asset	807,912	371,801
Patent, net	320,313	335,938
Other	10,000	190,826
Total other assets	5,250,237	6,584,444
Total assets	$ 9,224,395	$ 10,599,652
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 337,481	$ 369,947
Leases payable	58,742	87,493
Income taxes payable	-	128,246
Due to shareholders	247,750	254,176
Total current liabilities	643,973	839,862
Long-Term Liability	-	-
Total liabilities	643,973	839,862
Stockholders' Equity
Preferred stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common stock - par value $0.001, 100,000,000 shares authorized; 39,208,210 issued and 39,074,755outstanding as of October 31, 2011 43,637,548 issued and 43,504,093 outstanding as of April 30, 2011	39,208	43,638
Additional paid-in capital	4,654,693	4,650,263
Less treasury stock	(104,309)	(104,309)
Accumulated other comprehensive loss	6,826	(5,816)
Cumulative translation adjustment	(19,011)	182,483
Retained earnings since September 27, 2006 ($3,632,043 accumulated deficit eliminated)	4,668,761	5,593,529
Total Bullion stockholders' equity	9,246,168	10,359,788
Noncontrolling interests	(665,746)	(599,998)
Total stockholders' equity	8,580,422	9,759,790
Total liabilities and stockholders' equity	$ 9,224,395	$ 10,599,652

See accompanying notes to condensed consolidated financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended October 31, 2011 and 2010

(Unaudited)

	For the Three Months Ended October 31, 2011	For the Three Months Ended October 31, 2010	For the Six Months Ended October 31, 2011	For the Six Months Ended October 31, 2010
Royalty Revenue	$ 1,636,989	$ 1,411,196	$ 2,852,120	$ 2,772,118
Operating Expense
Professional fees	316,140	147,803	540,918	490,888
Salaries and benefits	224,629	169,311	468,214	335,258
General and administrative	198,808	159,967	390,378	244,024
Gold tax	75,849	68,560	136,606	139,154
Exploration	500,060	-	1,073,271	-
Write down of mining property	1,365,879	-	1,365,879	-
Research and development	86,457	128,160	172,072	234,187
Total Operating Expenses	2,767,822	673,801	4,147,338	1,443,511
Operating Income (Loss)	(1,130,833)	737,395	(1,295,218)	1,328,607
Other Income (Expense)
Interest income	1,143	1,847	2,245	2,912
Interest expense	(18,045)	-	(25,340)	-
Gain on foreign exchange	1,844	-	2,081	-
Loss on sale of assets	-	-	(23,662)	-
Loss from joint venture	-	-	-	(406,765)
Loss on investment	-	-	-	(1,500)
Total Other Income (Expense)	(15,058)	1,847	(44,676)	(405,353)
Net Income (Loss) Before Income Taxes	(1,145,891)	739,242	(1,339,894)	923,254
Provision (Benefit) For Income Taxes	(484,489)	172,838	(349,379)	157,457
Net Income (Loss)	(661,402)	566,404	(990,515)	765,797
Plus: Net Loss Attributable to Noncontrolling Interests	31,968	38,235	65,748	71,826
Net Income (Loss) Attributable to Bullion Stockholders	(629,434)	604,639	(924,767)	837,623
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(106,353)	-	(17,057)	-
Change in unrealized gain (loss) on marketable securities	(12,453)	(45,321)	12,645	(115,032)
Net Comprehensive Income (Loss)	$ (748,240)	$ 559,318	$ (929,179)	$ 722,591
Net Income (Loss) Per Share - Basic and Diluted	$ (0.02)	$ 0.01	$ (0.02)	$ 0.02
Weighted Average Shares Outstanding	41,819,019	38,559,092	42,661,556	38,602,157

See accompanying notes to condensed consolidated financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended October 31, 2011 and 2010

(Unaudited)

	For the Six Months Ended October 31, 2011	For the Six Months Ended October 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$ (990,515)	$ 765,797
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Write down of mining property	1,365,879	-
Loss from joint venture	-	406,765
Loss on sale of assets	23,662	-
Depreciation	36,458	26,794
Amortization	15,625	15,625
Deferred income taxes	(455,496)	3,645
Securities received in lieu of cash from revenues	(20,000)	(40,000)
Common stock issued for services	-	9,600
Decrease in royalties receivable	77,989	13,533
(Increase) in income tax receivable	-	(96,154)
(Increase) in prepaid expenses	(100,622)	(4,071)
Decrease in inventories	4,200	5,000
(Increase) in deposits	-	(12,080)
Decrease in employee advances	11,832	3,321
(Increase) in interest accrued on notes	(2,146)	(2,825)
Increase (decrease) in income taxes payable	(128,246)	183,966
(Decrease) in accounts payable and other liabilities	(98,593)	(159,428)
Net cash from (used in) operating activities	(259,973)	1,119,488
Cash Flows from Investing Activity:
Purchase of property, plant, and equipment	(21,957)	(97,149)
Proceeds from sale of assets	119,499	-
Issuance of notes receivable	-	(183,000)
Purchase of interest in mineral rights	-	(108,000)
Funding of exploration of joint venture	-	(406,765)
Net cash used in investing activities	97,542	(794,914)
Cash Flows From Financing Activity:
Purchase of treasury stock	-	(127,537)
Write off previously capitalized exchange fees	180,826	-
Net cash from (used in) financing activities	180,826	(127,537)
Effect of Rate Changes on Cash and Cash Equivalents	(1,028)	-
Net Increase (Decrease) in Cash	17,367	197,037
Cash at Beginning of Period	570,551	459,505
Cash at End of Period	$ 587,918	$ 656,542
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ 356,000	$ 66,000

Non-cash Financing Activity:

During the six months ended October 31, 2011, 4,429,338 stock rights of the Company expired, which reduced shares issued and outstanding. Common stock was closed against Additional Paid-in Capital.

During the six months ended October 31, 2010, the Company retired 71,573 shares of treasury stock, reducing the par value of Common Stock by $72, Additional Paid-in Capital by $1,778 and Retained Earnings by $44,456.

See accompanying notes to condensed consolidated financial statements.

Bullion Monarch Mining, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 1   ORGANIZATION

The condensed consolidated financial statements include the accounts of Bullion Monarch Mining, Inc., EnShale, Inc., Dourave Mining and Exploration, Inc., Dourave Mineracao E Exploracao Mineral LTDA, Dourave-Bullion Limited Partnership and Dourave-Bullion Mineracao E Exploracao Mineral LTDA (collectively referred to as “Bullion” or “the Company”). All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

NOTE 2   BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements of the SEC for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended October 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012.  For further information, refer to the audited consolidated financial statements for the fiscal year ended April 30, 2011, and footnotes thereto included in Bullion’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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

Certain immaterial reclassifications have been made to the income statements for the three month period ended October 31, 2010, to conform to the 2011 presentation.

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

Bullion Monarch Mining, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 4   TREASURY STOCK

During the three months ended October 31, 2011, Bullion did not purchase or retire any stock. As of October 31, 2011, the number of shares in treasury totaled 133,455, with a cost of $104,309.

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

NOTE 6   STOCK OFFERING

Earlier in 2011 the Company began working on a potential offering of its common stock in Canada to be undertaken in conjunction with a listing on a Canadian exchange. Because of unfavorable market conditions the Company has decided not to pursue an offering of its stock. The Company is exploring the option of listing on a Canadian exchange without an offering of its stock. The Company has expensed the costs that were previously capitalized of $180,826 related to the potential offering.

NOTE 7   STOCK OPTION PLAN

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

NOTE 8   STOCK RIGHTS EXPIRATION

Bullion Monarch Mining, Inc. recorded the expiration of rights held by shareholders of Bullion Monarch Company, which were exchangeable for shares of Bullion Monarch Mining, Inc. prior to September 26, 2011, pursuant to a court-approved reorganization of Bullion Monarch Company. Pursuant to the reorganization, the rights were subject to a five year limitation to convert to shares of Bullion Monarch Mining, Inc. As a result of the expiration of such rights, the outstanding number of shares of Bullion Monarch Mining, Inc. was reduced by 4,429,338 shares.

Bullion Monarch Mining, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 9   AMOUNTS DUE TO SHAREHOLDERS

On September 13, 2011 the Company agreed to repay amounts owed to Sergio Aquino, a shareholder of the Company, as a result of loans he made as a shareholder to Dourave prior to Bullion’s acquisition of Dourave, by issuing 185,763 shares of Bullion stock as full repayment of principal and interest in the amount of R$357,468 at an exchange rate of R$1.6036. The US dollar amount resulting was settled at price of $1.20 per share of Bullion common stock. The stock was issued subsequent to the quarter-end (see Note 12).

NOTE 10   NIQUELANDIA PROJECT

After carefully reviewing the results of exploration and related testing completed on the Niquelandia bauxite project, the Company has determined that the project lacks the economic basis to perform further work or to continue holding rights to the property. Although the property contains a large deposit of bauxite, the silica content was too high to allow for economic processing of the bauxite. Under terms of its contract, the Company has contacted the underlying claim holders to inform them of its decision. The mining property has been written down to reflect the Company’s decision not to proceed with the development of this property and project.

NOTE 11   ACQUISITION OF DOURAVE

On April 1, 2011, Bullion acquired the outstanding capital shares of Dourave Canada and completed the issuance of 5,000,000 shares of Bullion’s common stock and warrants to purchase up to 2,500,000 shares of its common stock at an exercise price equal to $1.20 per share as total consideration for all of the capital shares of Dourave Canada.

For the period after acquisition from May 1, 2011 through October 31, 2011, Dourave had $100,000 in lease revenue and incurred $237,136 in losses. The following supplemental proforma information reflects revenue and earnings of the combined entity for the three months ended October 31, 2010, as though the Dourave acquisition that occurred on May 1, 2010 the beginning of the comparative periods.

October 31, 2010
Revenues	$1,411,196
Net Income	$475,559
Earnings per share	$0.01

NOTE 12

SUBSEQUENT EVENTS

On November 8, 2011, the Company issued 185,763 shares to Sergio Aquino, a shareholder of the Company, in settlement     of amounts owed to him by Dourave for loans he made as a shareholder to Dourave prior to its acquisition by Bullion (see Note 9).

On November 22, 2011, the Company signed a contract for the sale of its office facility in Vernal, Utah.

On November 23, 2011 $30,946 was paid to Helio Tavarez, a shareholder of the Company, in settlement of amounts owed to him by Dourave for loans he made as a shareholder to Dourave prior to its acquisition by Bullion. The total amount owed to Mr. Tavarez was R$55.915,42. The transaction was completed at the then prevailing exchange rate of R$1.8069.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, and statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including general economic or industry conditions nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

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

We are a self-funded natural resource company focused on the generation of royalties from exploring for and developing world class mining opportunities.  Our financial results are primarily tied to the price of gold and production from our producing stage royalty interests. Our current royalty portfolio generates high-margin free cash flow with lower exposure to operating and capital costs than typical operating companies.  Our royalties also provide for direct leverage to commodity prices and the exploration potential of world-class ore deposits and mineral exploration trends where we have existing royalty interests. In the past we have internally funded our mineral exploration projects as well as our oil shale technology subsidiary, EnShale. We are working to monetize our substantial oil-shale assets through EnShale.

As of October 31, 2011, the Company owns royalties on four (4) producing properties, one (1) development stage property, one (1) exploration stage property and one (1) property not currently being explored. Additionally, the Company holds 100% of the exploration and development rights to six properties in Brazil and two (2) properties in the United States.  During the three months ended October 31, 2011, we focused primarily on the development of our exploration stage properties and the management of our existing royalty interests.

We plan to continue seeking new mining projects with the potential to increase our royalty portfolio.  We are currently focused on exploring and evaluating properties in Brazil. The Company has three primary exploration and development projects in Brazil; Bom Jesus, Bom Jardim and Ouro Mil, which are gold-focused. Based on extensive stream sediment sampling programs on both Bom Jesus and Bom Jardim already completed, which resulted in anomalous results that we believe to be encouraging, we are planning our next phase of exploration on these properties. In addition we are speaking with potential exploration partners regarding advancement of the properties.

We began exploration on a bauxite property earlier in the year. Samples of our initial work were submitted to labs for analysis to determine if the Niquelândia property appeared to host commercial grade bauxite ore. After carefully reviewing the results of exploration and related testing completed on the Niquelandia bauxite project, the Company has determined that the project lacks the economic basis to perform further work or to continue holding rights to the property. Although the property contains a large deposit of bauxite, the silica content was too high to allow for economic processing of the bauxite. Under terms of its contract, the Company has contacted the underlying claim holders to inform them of its decision.

In addition to the properties mentioned above we are working with larger mining companies on possible joint venture agreements on some of our other Brazilian properties. We also have interests in various mineral assets in North and South America which are presently at the exploration stage and which are not currently producing any ore or income.

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

Earlier in 2011, we began working on a potential offering of common stock in Canada to be undertaken in conjunction with a listing on a Canadian exchange. Because of unfavorable market conditions we have decided not to pursue an offering of our stock. We are exploring the option of listing on a Canadian exchange without a stock offering.

Results of Operations

Quarter Ended October 31, 2011, compared to the Quarter Ended October 31, 2010

Our largest revenue source is produced from our 1% Carlin Trend Royalty.  Currently the primary source of revenue from this royalty is derived from production at Newmont’s Leeville Mine. Our revenue for the quarter ended October 31st was $1,636,989 compared to $1,411,196 for the same quarter last year. The increase of $225,793 was due to an increase in the price of gold. The average price per ounce received on our royalty payments for the quarter ended October 2011 being $1,729.33 compared with an average price per ounce received on our royalty payments of $1,271.78 for the quarter ended October 31, 2010. The price and marketability of gold are influenced by various factors beyond the control of the Company and may have a material and adverse effect on the Company’s results of operations and financial condition. Additionally our revenue is based on gold production from mines on which we have royalties but that we do not operate, which creates a level of unpredictability that could have a material, adverse effect on our results.

Total operating expenses in the quarter ended October 31, 2011, were $ 2,767,822 compared to $673,801 for the quarter ended October 31, 2010, an increase of $ 2,094,021. The increased operating expense was attributable primarily to exploration on our Brazilian properties, a write-down of the mining property cost of the Niquelandia project and increased G&A expenses and salaries & benefits expenses related to our acquisition of Dourave. General and administrative expense for the quarter ended October 31, 2011, was $198,808 compared to $159,967 for the quarter ended October 31, 2010, an increase of $38,841. Salary & benefits expense increased to $224,629 for the quarter ended October 31, 2011, compared to $169,311 for the quarter ended October 31, 2010. Professional fees expense for the quarter ended October 31, 2011, increased to $316,140, compared with professional fees expense of $147,803 for the quarter ended October 31, 2010, an increase of $168,337. The primary reason for this increase is that we are required to expense costs related to the proposed stock offering we decided to cancel, as professional fees in the current quarter. Research and development expense related to EnShale’s research on oil shale processing was $86,457 for the quarter ended October 31, 2011, compared to $128,160 for the quarter ended October 31, 2010, a decrease of $41,703. The decrease in R&D expense was a result of less activity at our demonstration plant compared to the same period a year earlier.  The increase in revenue combined with higher operating expenses resulted in a decrease in operating income of $1,868,228, with operating loss for the quarter ended October 31, 2011, of $1,130,833compared with operating income of $737,395 for the quarter ended October 31, 2010.

In the quarter ended October 31, 2010, other income was $1,847. This compares to other expense of $15,058 in the quarter ended October 31, 2011, in which we incurred interest expense of $18,045, offset by interest income of $1,143 and gain on foreign currency exchange of $1,844. In the quarter ended October 31, 2011, we had an income tax benefit of $484,489 compared to the quarter ended October 31, 2010, in which we had a provision for income taxes of $172,838. For the quarter ended October 31, 2011, we recorded a net loss attributable to our shareholders of $629,434, or $(0.02) per basic and diluted share, as compared to net income attributable to our shareholders of $604,639, or $0.01 per basic share and diluted share, for the quarter ended October 31, 2010. In the quarter ended October 31, 2011, we had a loss on foreign currency translation of $106,353 and an unrealized loss on marketable securities of $12,453, resulting in a net comprehensive loss of $ $748,240  versus a net comprehensive income of $559,318 for the quarter ended October 31, 2010.

Six Months Ended October 31, 2011, compared to the Six Months Ended October 31, 2010

As stated above, our financial results are primarily tied to the production from our producing stage royalty interests and the price of gold. Royalty revenues increased by $80,002 to $2,852,120 for the six months ended October 31, 2010, as compared to $2,772,118 for the six months ended October 31, 2010. The increase in royalty revenue is primarily a result of higher gold prices received on the production ounces on our royalties.

Professional fees for the six months ended October 31, 2011, were $540,918 compared to $490,888 for the six month period ended October 31, 2010, an increase of $50,030. Salaries & benefits expense increased to $468,214 in the six months ended October 31, 2011, from $335,258 in the six month period ended October 31, 2010. The increase of $132,956 is primarily related to the growth of Bullion and the additional salary & benefits expense of Dourave.  General and administrative expenses for the six months ended October 31, 2011, were $390,378 compared to $244,024 for the six months ended October 31, 2010. For the six month period ended October 31, 2011, total operating expenses were $4,147,338 versus $1,443,511 for the six months ended October 31, 2010. The increase in operating expense of $2,703,827 is mostly related to higher exploration expenses on our Brazilian properties, a write-down of the mining property cost of the Niquelandia project, and is also a reflection of the increased costs of absorbing Dourave overhead expenses. We had operating loss of $1,295,218for the six months ended October 31, 2011, compared to operating income of $1,328,607 for the six months ended October 31, 2010, a decrease of $2,623,825. We had a net loss attributable to our shareholders of $924,767for the six months ended October 31, 2011, or ($.02) per basic and diluted share, which represents a decrease of $1,762,390from the net income attributable to shareholders in the six month period ended October 31, 2010, of $837,623 or $.02 per basic and diluted share. The change in unrealized loss on marketable securities for the six months ended October 31, 2010, was $115,032, compared to a change in unrealized gain of $12,645 for the six months ended October 31, 2011.  For the period ended October 31, 2011, we had a net comprehensive loss of $ $929,179, compared to a net comprehensive income of $722,591 last year, a decrease of $1,651,770.

Liquidity and Capital Resources

During the quarter ended October 31, 2011, liquidity needs were met from $1,636,989 in royalty revenues. At October 31, 2011, we had current assets of $1,406,536 compared to current liabilities of $643,973, for a current ratio of 2.18 to 1. This compares to current assets of $1,274,300 and current liabilities of $839,862 at April 30, 2010, resulting in a current ratio of approximately 1.52 to 1.

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

On April 26, 2011, we established a commercial line of credit with JP Morgan Chase Bank, in the amount of $500,000. The interest rate applied to any unpaid principal balance is LIBOR+3.081%. The line of credit is reviewed annually for renewal. As of October 31, 2011, there were no outstanding advances on this line of credit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 8, 2011, the Company issued 185,763 shares of common stock to Sergio Aquino, a shareholder of the Company, in full repayment of principal and interest in the amount of R$357,468 under loans Mr. Aquino made as a shareholder to Dourave prior to Bullion’s acquisition of Dourave, The loan amount was converted to U.S. dollars at an exchange rate of R$ 1.6036 and the shares were issued at an issue price of $1.20 per share. The shares were issued in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2).

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Removed and Reserved.

Item 5. Other Information.

On December 15, 2011, the Board of Directors of the Company approved an increase in the compensation payable to non-employee directors of the Company to $2,500 per month, effective for the month ended November 30, 2011.  Board members do not receive any additional compensation for Board meetings or service on Board committees.

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

Form 10-Q for the fiscal quarter ended October 31, 2011, formatted in

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

BULLION MONARCH MINING, INC.

Date:	December 15, 2011	By:	/s/R. Don Morris
R. Don Morris
Chief Executive Officer

Date:	December 15, 2011	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer