Form 10-Q
period 2012-01-31
Bullion Monarch Mining, Inc. (NEW)
filed 2012-03-16
CIK 1497246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 39,360,518 shares of common stock as of March 13, 2012.

PART I

Item 1.  Financial Statements

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

January 31, 2012 and April 30, 2011

	January 31, 2012 (Unaudited)	April 30, 2011 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1,144,512	$ 570,551
Royalty receivables	399,375	527,959
Prepaid expenses	144,154	74,237
Inventories	64,590	70,790
Deposits	13,080	13,080
Employee advances	11,420	17,207
Payroll tax receivable	-	476
Total current assets	1,777,131	1,274,300
Property, Plant, and Equipment, net	2,279,982	2,740,908
Other Assets
Mining properties, at cost	3,712,778	5,342,665
Notes receivable	-	106,121
Oil shale leases	9,669	9,669
Interest in mineral rights	52,886	58,459
Other investments	227,360	168,965
Deferred tax asset	1,155,635	371,801
Patent, net	312,500	335,938
Other	10,000	190,826
Total other assets	5,480,828	6,584,444
Total assets	$ 9,537,941	$ 10,599,652
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 222,513	$ 369,947
Leases payable	45,706	87,493
Income taxes payable	-	128,246
Due to shareholders	-	254,176
Total current liabilities	268,219	839,862
Long-Term Liability	-	-
Total liabilities	268,219	839,862
Stockholders' Equity
Preferred stock - par value $0.001, 10,000,000 shares authorized No shares issued and outstanding	-	-
Common stock - par value $0.001, 100,000,000 shares authorized; 39,360,518 issued and 39,227,063 outstanding as of January 31, 2012; 43,637,548 issued and 43,504,093 outstanding as of April 30, 2011	39,361	43,638
Additional paid-in capital	4,869,241	4,650,263
Less treasury stock	(104,309)	(104,309)
Accumulated other comprehensive loss	(44,423)	(5,816)
Cumulative translation adjustment	14,933	182,483
Retained earnings since September 27, 2006 ($3,632,043 accumulated deficit eliminated)	5,195,898	5,593,529
Total Bullion stockholders' equity	9,970,701	10,359,788
Noncontrolling interests	(700,979)	(599,998)
Total stockholders' equity	9,269,722	9,759,790
Total liabilities and stockholders' equity	$ 9,537,941	$ 10,599,652

See accompanying notes to condensed consolidated financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended January 31, 2012 and 2011

(Unaudited)

	For the Three Months Ended January 31, 2012	For the Three Months Ended January 31, 2011	For the Nine Months Ended January 31, 2012	For the Nine Months Ended January 31, 2011
Royalty Revenue	$ 1,672,009	$ 1,779,069	$ 4,524,129	$ 4,551,187
Operating Expense
Professional fees	228,428	148,898	769,347	639,786
Salaries and benefits	250,129	171,224	718,344	506,482
General and administrative	316,531	266,350	706,909	510,374
Gold tax	83,600	88,953	220,206	228,107
Exploration	397,343	-	1,470,614	-
Write down of mining property	-	-	1,365,879	-
Research and development	94,814	128,736	266,886	362,923
Total Operating Expenses	1,370,845	804,161	5,518,185	2,247,672
Operating Income (Loss)	301,164	974,908	(994,056)	2,303,515
Other Income (Expense)
Interest income	809	4,807	3,054	7,719
Lease income	-	400	-	400
Interest expense	(17,175)	-	(42,515)	-
Gain on foreign exchange	-	-	2,081	-
Loss on sale of assets	(60,926)	-	(84,588)	-
Loss from joint venture	-	-	-	(406,765)
Loss on investment	-	-	-	(1,500)
Total Other Income (Expense)	(77,292)	5,207	(121,968)	(400,146)
Net Income (Loss) Before Income Taxes	223,872	980,115	(1,116,024)	1,903,369
Provision (Benefit) For Income Taxes	(268,031)	226,293	(617,411)	383,750
Net Income (Loss)	491,903	753,822	(498,613)	1,519,619
Plus: Net Loss Attributable to Noncontrolling Interests	35,233	39,339	100,981	111,165
Net Income (Loss) Attributable to Bullion Stockholders	527,136	793,161	(397,632)	1,630,784
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	33,944	-	(167,551)	-
Change in unrealized gain (loss) on marketable securities	(51,249)	(22,664)	(38,604)	(137,696)
Net Comprehensive Income (Loss)	$ 509,831	$ 770,497	$ (603,787)	$ 1,493,088
Net Income (Loss) Per Share - Basic and Diluted	$ 0.01	$ 0.02	$ (0.01)	$ 0.04
Weighted Average Shares Outstanding	39,210,910	38,510,847	41,507,097	38,571,498

See accompanying notes to condensed consolidated financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended January 31, 2012 and 2011

(Unaudited)

	For the Nine Months Ended January 31, 2012	For the Nine Months Ended January 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$ (498,613)	$ 1,519,619
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Write down of mining property	1,365,879	-
Loss from joint venture	-	406,765
Loss on sale of assets	84,588	-
Depreciation	52,773	39,649
Amortization	23,438	23,438
Deferred income taxes	(760,835)	26,209
Securities received in lieu of cash from revenues	(20,000)	(40,000)
Common stock issued for services	-	9,600
(Increase) decrease in royalties receivable	128,584	(312,393)
Decrease in income tax receivable	-	19,648
Decrease in payroll tax receivable	476	-
(Increase) decrease in prepaid expenses	(69,916)	17,709
Decrease in inventories	6,200	7,300
(Increase) in deposits	-	(12,080)
Decrease in employee advances	5,787	3,321
(Increase) decrease in interest accrued on notes	18,451	(7,590)
Increase (decrease) in income taxes payable	(128,246)	134,701
(Decrease) in accounts payable and other liabilities	(86,826)	(82,718)
Net cash from operating activities	121,740	1,753,178
Cash Flows from Investing Activity:
Purchase of property, plant, and equipment	(36,633)	(144,015)
Proceeds from sale of assets	340,089	-
Payments on notes payable	(30,946)	-
Issuance of notes receivable	-	(610,100)
Purchase of interest in mineral rights	-	(208,000)
Funding of exploration of joint venture	-	(406,765)
Net cash from (used in) investing activities	272,510	(1,368,880)
Cash Flows From Financing Activity:
Purchase of treasury stock	-	(150,615)
Write off previously capitalized exchange fees	180,826	-
Net cash from (used in) financing activities	180,826	(150,615)
Effect of Rate Changes on Cash and Cash Equivalents	(1,115)	-
Net Increase (Decrease) in Cash	573,961	233,683
Cash at Beginning of Period	570,551	459,505
Cash at End of Period	$ 1,144,512	$ 693,188
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ 356,000	$ 208,500

Non-cash Financing Activity:

During the nine months ended January 31, 2012, stock in an investment was received in lieu of repayment of a note receivable.

Interest receivable of $8,635 was written off as uncollectible.

During the nine months ended January 31, 2012, 185,763 shares were issued to repay the note payable to shareholder, increasing the par value of Common Stock by $186 and Additional Paid-In Capital by $174,431.

During the nine months ended January 31, 2012, 4,462,792 stock rights of the Company expired, which reduced shares issued and outstanding. Common stock was closed against Additional Paid-in Capital.

During the nine months ended January 31, 2011, the Company retired 71,573 shares of treasury stock, reducing the par value of Common Stock by $72, Additional Paid-in Capital by $1,778 and Retained Earnings by $44,456.

See accompanying notes to condensed consolidated financial statements.

Bullion Monarch Mining, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 1

ORGANIZATION

The condensed consolidated financial statements include the accounts of Bullion Monarch Mining, Inc., EnShale, Inc., Dourave Mining and Exploration, Inc., Dourave Mineracao E Exploracao Mineral LTDA, Dourave-Bullion Limited Partnership and Dourave-Bullion Mineracao E Exploracao Mineral LTDA (collectively referred to as “Bullion” or the “Company”). All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

NOTE 2

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements of the SEC for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended January 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012.  For further information, refer to the audited consolidated financial statements for the fiscal year ended April 30, 2011, and footnotes thereto included in Bullion’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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

Certain immaterial reclassifications have been made to the income statements for the three and nine month periods ended January 31, 2011, to conform to the 2012 presentation.

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

Bullion Monarch Mining, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 4

TREASURY STOCK

During the nine months ended January 31, 2012, Bullion did not purchase or retire any stock. As of January 31, 2012, the number of shares in treasury totaled 133,455, with a cost of $104,309.

NOTE 5

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2011-05: Presentation of Comprehensive Income 2011-05

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update related to presentation of Comprehensive Income.  ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. With the subsequent update to ASU 2011-12, these provisions are now effective for fiscal years beginning after December 15, 2012 and for interim periods within those fiscal years; however, early adoption is permitted. The provisions of ASU 2011-05, when adopted, are not expected to have a material impact on Bullion’s consolidated financial statements.

Accounting Standards Update No. 2011-04: Fair value measurements update 2011-04

In May 2011, the FASB issued an update to the authoritative guidance related to fair value measurements as a result of the FASB and the IASB working together to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments will add new disclosures, with a particular focus on Level 3 measurements. The objective of these amendments is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. Bullion does not expect this guidance to have a material impact on its consolidated financial statements.

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

NOTE 7

AMOUNTS DUE TO SHAREHOLDERS

On November 8, 2011, the Company issued 185,763 shares of Bullion common stock to Sergio Aquino, a shareholder of the Company, in settlement of amounts owed to him by Dourave for loans he made as a shareholder to Dourave prior to its acquisition by Bullion.  The total amount owed to Mr. Aquino was R$357,468.  The transaction was completed at the then prevailing exchange rate of R$1.6036 and the Bullion common stock was settled at $1.20 per share, but had a fair value of $0.94 per share at closing.  The gain on settlement was treated as related party debt forgiveness and credited to additional paid-in capital.

On November 23, 2011, the Company paid $30,946 to Helio Tavarez, a shareholder of the Company, in settlement of amounts owed to him by Dourave for loans he made as a shareholder to Dourave prior to its acquisition by Bullion. The total amount owed to Mr. Tavarez was R$55,915.42. The transaction was completed at the then prevailing exchange rate of R$1.8069.

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

For the period after acquisition from May 1, 2011 through January 31, 2012, Dourave had $100,000 in lease revenue and $12,358 in earnings. The following supplemental proforma information reflects revenue and earnings of the combined entity for the three months ended January 31, 2011, as though the Dourave acquisition had occurred on May 1, 2010, the beginning of the comparative periods.

January 31, 2011
Revenues	$1,779,069
Net Income	$702,316
Earnings per share	$0.02

NOTE 9

SUBSEQUENT EVENTS

On February 7, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eurasian Minerals Inc., a Canadian company (“EMX”), pursuant to which the Company will be merged with a wholly-owned subsidiary of EMX (the "Transaction") and each outstanding common shares of the Company will be converted into the right to receive 0.45 of an EMX common share and $0.11 in cash. The Transaction is expected to close in the second quarter of 2012 and the Company’s shares will cease trading thereafter.

The Transaction is subject to, among other things approval of the Company’s shareholders at a special meeting to be held to approve the Transaction. The Transaction is also subject to receipt of all necessary regulatory and stock exchange approvals and other customary closing conditions.  In the event the Company’s board of directors changes its recommendation or terminates the Transaction under certain circumstances, Company has agreed to pay EMX a termination fee of $4 million.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance of our business, including, without limitation, and statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Plan of Operation

Bullion Monarch Mining, Inc. (“Bullion”) is a gold-focused royalty company with additional interests in oil-shale technology and other mineral assets directly and through its subsidiaries.  Unless the context otherwise requires, all references in this section to the “Company” “we”, “us” or “our” refer, collectively, to Bullion Monarch Mining, Inc. and its subsidiaries, and all references in this section to “Bullion” refer to Bullion Monarch Mining, Inc.  We seek to acquire existing mineral royalties or to finance mining projects that are in production or in development stage in exchange for royalty interests or a participating interest. We are engaged in a continual review of opportunities to create new royalties or participating interests through the financing of mine development or exploration, or the acquisition of companies that hold royalties. The majority of our current revenues are derived from a high-quality royalty claim block located in Northeastern Nevada’s Carlin Trend, which we call our Carlin Trend Royalty. We also have an interest in various mineral assets in North and South America in the exploration stage, which we believe have the potential to generate future royalty or other revenues.

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

As of January 31, 2012, the Company owns royalties on four (4) producing properties, one (1) development stage property, one (1) exploration stage property and one (1) property not currently being explored. Additionally, the Company holds 100% of the exploration and development rights to five properties in Brazil and two (2) properties in the United States.  During the three months ended January 31, 2012, we focused primarily on the advancement of our exploration stage properties and the management of our existing royalty interests.

We plan to continue seeking new mining projects with the potential to increase our royalty portfolio.  We are currently focused on exploring and evaluating properties in Brazil. The Company has three primary exploration projects in Brazil; Bom Jesus, Bom Jardim and Ouro Mil, which are gold-focused. Our joint venture partner Brazilian Gold, had planned to begin drilling on the Ouro Mil property in the first or second quarter of 2012. Recently they have informed us that they intend to push back the date for the commencement of drilling on the Ouro Mil property, but have not indicated a potential start date. As previously reported, based on extensive stream sediment sampling programs on both Bom Jesus and Bom Jardim already completed, which resulted in anomalous results that we believe to be encouraging, we are planning our next phase of exploration on these properties. In addition we are speaking with potential exploration partners regarding advancement of these properties.

In addition to the properties mentioned above, we are working with larger mining companies on possible joint venture agreements on our other Brazilian properties. During the quarter we completed our third phase of stream sediment work on our Calderas property, achieving what we believe are excellent results. Based on the results, we have outlined two main anomalous zones and various smaller anomalies, all following the same geological patterns and with associated regional magnetic lows. In the north-northeastern corner of the property we have delineated an anomalous trend overlying a regional magnetic low with an extension of 8km x 5km on which our field exploration teams are currently opening a geochemical grid. The Brazilian properties discussed here as well as other mineral assets in North and South America are presently considered to be in the exploration stage and are not currently producing ore or producing income.

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

Results of Operations

Quarter Ended January 31, 2012, compared to the Quarter Ended January 31, 2011

Our largest revenue source is produced from our 1% Carlin Trend Royalty.  Currently the primary source of revenue from this royalty is derived from production at Newmont’s Leeville Mine. Our revenue for the quarter ended January 31st was $1,672,009 compared to $1,779,069 for the same quarter last year. The decrease of $107,060 was due primarily to a decrease in production royalty ounces of gold offset by an increase in the price per ounce of gold, compared with the same quarter last year. The price and marketability of gold are influenced by various factors beyond the control of the Company and may have a material and adverse effect on the Company’s results of operations and financial condition. Additionally, our revenue is based on gold production from mines on which we have royalties but that we do not operate, which creates a level of unpredictability that could have a material, adverse effect on our results.

Total operating expenses in the quarter ended January 31, 2012, were $1,370,845 compared to $804,161 for the quarter ended January 31, 2011, an increase of $566,684. The major contributor to increased operating expense was an increase in exploration expense of $397,343 related to work on our Brazilian properties, plus smaller increases in most other operating expenses. General and administrative expense for the quarter ended January 31, 2012, was $316,531 compared to $266,350 for the quarter ended January 31, 2011, an increase of $50,181. Salary & benefits expense increased to $250,129 for the quarter ended January 31, 2012, compared to $171,224 for the quarter ended January 31, 2011. Professional fees expense for the quarter ended January 31, 2012, increased to $228,428, compared with professional fees expense of $148,898 for the quarter ended January 31, 2011, an increase of $79,530. Research and development expense related to EnShale’s research on oil shale processing was $94,814 for the quarter ended January 31, 2012, compared to $128,736 for the quarter ended January 31, 2011. The decrease in R&D expense of $33,922 was a result of less activity at our demonstration plant compared to the same period a year earlier.  The decrease in revenue combined with higher operating expenses resulted in a decrease in operating income of $673,744, with operating income for the quarter ended January 31, 2012, of $301,164 compared with operating income of $974,908 for the quarter ended January 31, 2011.

In the quarter ended January 31, 2012, we had total other expense of $77,292. This compares to total other income of $5,207 in the quarter ended January 31, 2011. We incurred interest expense of $17,175 and had a loss on sale of assets resulting from the sale of the Vernal property used as an office facility by EnShale, offset by interest income of $809 in the quarter ended January 31, 2012. In the quarter ended January 31, 2012, we had an income tax benefit of $268,031 compared to the quarter ended January 31, 2011, in which we had a provision for income taxes of $226,293, a difference of $494,324. For the quarter ended January 31, 2012, we recorded net income attributable to our shareholders of $527,136, or $0.01 per basic and diluted share, as compared to net income attributable to our shareholders of $793,161, or $0.02 per basic and diluted share, for the quarter ended January 31, 2011. In the quarter ended January 31, 2012, we had a gain on foreign currency translation of $33,944 and an unrealized loss on marketable securities of $51,249, resulting in net comprehensive income of $509,831 versus net comprehensive income of $770,497 for the quarter ended January 31, 2011.

Nine Months Ended January 31, 2012, compared to the Nine Months Ended January 31, 2011

As stated above, our financial results are primarily tied to the production from our producing stage royalty interests and the price of gold. Royalty revenues decreased slightly to $4,524,129 for the nine months ended January 31, 2012, as compared to $4,551,187 for the nine months ended January 31, 2011. The decrease in royalty revenue of $27,058 is primarily a result of a decrease in production royalty ounces of gold offset by an increase in the price per ounce of gold.

Professional fees for the nine months ended January 31, 2012, were $769,347 compared to $639,786 for the nine month period ended January 31, 2011, an increase of $129,561. Salaries & benefits expense increased to $718,344 in the nine months ended January 31, 2012, from $506,482 in the nine month period ended January 31, 2011. The increase of $211,862 is primarily related to the additional salary & benefits expense of Dourave.  General and administrative expenses for the nine months ended January 31, 2012, were $706,909 compared to $510,374 for the nine months ended January 31, 2011. Also included in operating expenses for the nine months ended January 31, 2012 were $1,470,614 in exploration expenses related to the exploration work done on our properties in Brazil and write down of mining property of $1,365,879 related to writing off work done on our Niquelandia bauxite property which we discontinued for lack of acceptable results. For the nine month period ended January 31, 2012, total operating expenses were $5,518,185 versus $2,247,672 for the nine months ended January 31, 2011.The increase in operating expense of $3,270,513 is mostly related to higher exploration expenses on our Brazilian properties, a write-down of the mining property cost of the Niquelandia project and is also a reflection of the increased costs of absorbing Dourave overhead expenses. We had an operating loss of $994,056 for the nine months ended January 31, 2012, compared to operating income of $2,303,515 for the nine months ended January 31, 2011, a decrease of $3,297,571.

In the nine months ended January 31, 2012, we had a benefit for income taxes of $617,411 compared with a provision for income taxes in the nine months ended January 31, 2011 of $383,750, a difference of $1,001,161. We had a net loss attributable to our shareholders of $397,632 for the nine months ended January 31, 2012, or ($.01) per basic and diluted share, which represents a decrease of  $2,028,416 from the net income attributable to shareholders in the nine month period ended January 31, 2011, of $1,630,784 or $.04 per basic and diluted share. The change in unrealized loss on marketable securities for the nine months ended January 31, 2012, was ($38,604) compared to a change in unrealized loss of ($137,696) for the nine months ended January 31, 2011.  For the nine month period ended January 31, 2012, we had a net comprehensive loss of ($603,787) compared to a net comprehensive income of $ $1,493,088 for the same period last year, a decrease of $2,096,875.

Liquidity and Capital Resources

During the quarter ended January 31, 2012, liquidity needs were met from $1,672,009 in royalty revenues. At January 31, 2012, we had current assets of $1,777,131 compared to current liabilities of $268,219, for a current ratio of 6.63 to 1. This compares to current assets of $1,274,300 and current liabilities of $839,862 at April 30, 2011, resulting in a current ratio of approximately 1.52 to 1.

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

On April 26, 2011, we established a commercial line of credit with JP Morgan Chase Bank, in the amount of $500,000. The interest rate applied to any unpaid principal balance is LIBOR+3.081%. The line of credit is reviewed annually for renewal. As of January 31, 2012 there were no outstanding advances on this line of credit.

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

We filed Bullion Monarch Mining, Inc. v. Newmont USA Limited (Case No. 3:08-cv-00227-ECR-VPC) in the United States District Court, District of Nevada (Reno) on April 28, 2008.  The case concerns whether Newmont USA Limited is required to pay us, in addition to the underlying one percent (1.0%) gross smelter return royalty on the core property (which is not in dispute), a one percent (1.0%) gross smelter return royalty on any mineral properties within the “area of interest” defined in an Agreement regarding the property dated May 10, 1979 (the “1979 Agreement”).  On September 16, 2010, the Court granted Newmont USA’s Motion for Summary Judgment on the issue of laches and did not reach the merits of Newmont USA’s remaining Motions for Summary Judgment.  The Court also denied our Motion for Summary Judgment.  On or about September 23, 2010, we filed a Motion to Reconsider, which was denied on or about January 25, 2011.  On October 14, 2010, we filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit as to whether the District Court erred in applying the doctrine of laches. Each party’s opening brief has been filed and oral arguments have been scheduled for May 16, 2012.  We anticipate that it will be several months before the Ninth Circuit Court of Appeals decides the matter.  Given the status of the litigation, we are unable to determine the outcome of the case and intend to continue to prosecute the case in our best interest.

We filed Bullion Monarch Mining, Inc. v. Barrick Goldstrike Mines, Inc. (Case No. 3:09-cv-00612-ECR-VPC) in the United States District Court, District of Nevada (Reno) on April 28, 2008.  The case concerns whether Barrick Goldstrike Mines, Inc. (“Barrick”) is required to pay us, a one percent (1%) gross smelter return royalty on any mineral properties within the “area of interest” defined in the 1979 Agreement.  On or about February 7, 2011 the Court granted Barrick’s August 6, 2010 Motion for Summary Judgment finding that the royalty violated the Rule Against Perpetuities and was thus void.  The Court did not address the merits of Barrick’s remaining Summary Judgment Motion, but did deny our Motion for Summary Judgment.  On February 25, 2011 we filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit as to whether the District Court erred in its application of the Rule Against Perpetuities.  Each party’s opening briefs have been filed and oral arguments have been scheduled for May 16, 2012. Given the status of the litigation, we are unable to determine the outcome of the case and intend to continue to prosecute the case in our best interest.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosure.

None; not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Identification of Exhibit

Exhibit No.	Title of Document

2.1

Agreement and Plan of Merger, dated as of February 7, 2012, by and among Bullion Monarch Mining, Inc., Eurasian Minerals Inc. and EMX (Utah) Corp. (filed as an exhibit to Registrant’s Form 8-K filed on February 8, 2012, and is incorporated herein by this reference)

10.1

Form of Voting Agreement, dated as of February 7, 2012, by and between Eurasian Minerals Inc. and certain shareholders of Bullion Monarch Mining, Inc. (filed as an exhibit to Registrant’s Form 8-K filed on February 8, 2012, and is incorporated herein by this reference)

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

Form 10-Q for the fiscal quarter ended January 31, 2012, formatted in

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

BULLION MONARCH MINING, INC.

Date:	March 16, 2012	By:	/s/R. Don Morris
R. Don Morris
Chief Executive Officer

Date:	March 16, 2012	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer