Form 10-K
period 2012-04-30
Bullion Monarch Mining, Inc. (NEW)
filed 2012-08-14
CIK 1497246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock of the Registrant held by non-affiliates was approximately $23,865,800, based on 28,966,792 shares held by non-affiliates and the closing price of $0.93 per share for the Registrant’s common stock on the OTCQB on October 31, 2011.

Documents Incorporated by Reference

Part II and Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2012 Annual Meeting of Shareholders.

TABLE OF CONTENTS

PART I

5

ITEM 1.  BUSINESS

5

ITEM 1A.  RISK FACTORS

11

ITEM 2:  PROPERTIES

15

ITEM 3:  LEGAL PROCEEDINGS

24

ITEM 4:  MINE SAFETY DISCLOSURES

25

PART II

25

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES        25

ITEM 6.  SELECTED FINANCIAL DATA.

26

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                  26

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                                                                                                                                   27

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

28

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                54

ITEM 9A:  CONTROLS AND PROCEDURES

54

PART III

55

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE   55

ITEM 11:  EXECUTIVE COMPENSATION

55

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                           55

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE                                                                                               55

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

55

PART IV

56

SIGNATURES

56

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report about Bullion Monarch Mining, Inc. or its subsidiary companies that are not purely historical are forward-looking statements with respect to its goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties.  Important factors, many of which are beyond Bullion Monarch Mining, Inc.’s control, could cause actual results to differ materially from those set forth in the forward-looking statements, including but not limited to the following: general economic or industry conditions, nationally and internationally; increases or decreases in the prices of metals; changes in the interest rate environment, legislation or regulatory requirements; conditions of the securities markets; its ability to raise capital when required; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting Bullion Monarch Mining Inc.’s  operations, products, services and prices, among others.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Bullion Monarch Mining, Inc. does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

PART I

ITEM 1.  BUSINESS

Corporate Structure

Bullion Monarch Mining, Inc. (“Bullion” or the “Company”) is a gold-focused exploration and royalty company with additional interests in oil-shale technology and other mineral assets held directly and through its subsidiaries. The Company is focused on creating new royalties or participating interests through a continuous review of exploration opportunities.

Bullion has the following subsidiaries: Dourave Mining and Exploration Inc. (“Dourave Canada”), Dourave Mineracao E Exploracao Mineral Ltda (“Dourave Brazil” and collectively with Dourave Canada, “Dourave”), Dourave-Bullion Joint Venture, L.P. (d/b/a Dourave-Bullion Limited Partnership, “DB Partnership”), Dourave-Bullion Mineracao E Exploracao Mineral LTDA (“DBM”) and EnShale, Inc. (“EnShale”).

Dourave Canada is a wholly owned subsidiary of Bullion and through Dourave Canada, Bullion holds 99.99% of Dourave Brazil.  Dourave Canada was federally incorporated under the laws of Canada as 6854893 Canada Inc. in November 2007 and changed its name to Dourave Mining and Exploration Inc. in December 2007.  The registered office of Dourave Canada is c/o Peterson Law Professional Corporation Suite 806, 390 Bay Street, Toronto, Ontario M5H 2Y2.

Dourave Brazil was incorporated under the laws of Brazil in September 2007. The registered office of Dourave Brazil is c/o Avenida Alcindo Cacela, 1264 Bairro – Nazarel, Belem, Para Brazil. The DB Partnership is organized under the laws of Utah and is owned 33% by Bullion and 66% by Dourave Brazil. DBM was organized under the laws of Brazil and is 99% owned by DB Partnership.

Bullion holds an 80% ownership interest in EnShale. EnShale was incorporated under the laws of Wyoming in July 2000 under the name International Energy Resource Development, Inc. and subsequently changed its name to EnShale, Inc. in September 2005. The registered office of EnShale is 2710 Thomas Ave. Cheyenne, WY 82001.

The following sets out the corporate structure of the Company with respect to its material subsidiaries:

Bullion Monarch Mining, Inc. (Utah)
100%	80%
Dourave Mining and Exploration Inc. (Canada)	EnShale Inc. (Wyoming)
99.99%(1)
Dourave Mineracao E Exploracao Mineral Ltda (Brazil)

Note: (1) Brazilian nationals own a fraction (less than 1/100th of one percent) of Dourave Brazil and DBM.

Proposed Merger with Eurasian Minerals, Inc.

On February 7, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eurasian Minerals Inc. (“Eurasian”) and EMX (Utah) Corp., a wholly owned subsidiary of Eurasian (“EMX Utah”), pursuant to which the Company will merge with and into EMX (Utah) and the separate corporate existence of EMX (Utah) will cease and the Company will survive as a wholly-owned subsidiary of Eurasian (the “Merger”). Under the terms of the Merger Agreement, each share of Company common stock will convert into the right to receive (a) 0.45 of a Eurasian common share and (b) $0.11 in cash. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by the Company’s shareholders. If the merger is not consummated under certain circumstances, the Company has agreed to reimburse Eurasian up to $500,000 for its reasonably documented fees and expenses or to pay Eurasian a termination fee of $4 million.

General

The majority of Bullion’s current revenues are derived from its Carlin Trend Royalty claim block, a royalty claim block located in the renowned Carlin Trend in Northeastern Nevada, on which the Company holds a 1% GSR royalty. The Carlin Trend Royalty project is the Company’s flagship royalty property and includes portions of the Leeville Mine, the East Ore Mine, the North Lantern Mine, the Turf Deposit and the Four Corners Deposit.  The majority (approximately 99.5%) of revenue that the Company currently earns is derived from combined production at the Leeville Mine and East Ore Mine (collectively, the “Leeville Mine Property”), which is discussed in more detail below.

The Company has ongoing gold exploration efforts in Brazil. Its primary exploration project in Brazil is its Bom Jesus project, which is a gold-focused property.  The Company also has interests in various mineral assets in North and South America which are presently at the exploration stage and which are not currently producing any ore or income.

The Company has been developing a process, through EnShale, to extract oil from oil shale ore in an economically viable manner. Bullion is currently working to monetize its substantial oil-shale assets through the development of oil shale extraction technology owned by EnShale.

Bullion believes that its royalty portfolio generates high-margin free cash flow with lower exposure to operating and capital costs than operating companies.  Bullion’s portfolio also provides for direct leverage to commodity prices and the exploration potential of world-class ore deposits and mineral exploration trends where they have existing royalty interests. Bullion management believes that a portfolio of royalty interests provides its shareholders with a higher risk-adjusted return through the commodity cycle than direct operating interests in mining properties.

In 2011, Bullion began working on a potential offering of its common stock in Canada to be undertaken in conjunction with a listing on a Canadian exchange. Because of unfavorable market conditions Bullion determined not to pursue an offering of its stock.

On February 16, 2011, based on initial field work on the Niquelandia Bauxite property that identified the presence of high grade Bauxite within an Anorthositic complex, the Company purchased an option to acquire the Niquelandia property, which was comprised of ten exploration permits covering approximately 17,783 hectares situated in the Serra Borges, northwest of the city of Niquelandia in the state of Goias, Brazil, with the mineral rights transferred to Dourave for the duration of the exploration work. The close affinity to other Bauxite resource and the proximity to favorable infrastructure including hydroelectric power, roads and railways were also important factors in the decision to advance the Niquelandia Project.

On April 1, 2011 the Company acquired the outstanding capital shares of Dourave pursuant to purchase agreements (collectively, the “Purchase Agreements”) with the holders of all outstanding capital shares of Dourave. The closing of the purchase of the shares under the Dourave Purchase Agreements was effective April 1, 2011.  The Company issued an aggregate of 5,000,000 shares of the Company’s common stock and warrants to purchase up to 2,500,000 shares of its common stock at an exercise price equal to $1.20 per share and also assumed the obligation to issue up to 281,410 shares of the Company’s common stock under outstanding warrants to purchase capital shares of Dourave at an exercise price equal to $4.78 per share as total consideration for all of the capital shares of Dourave acquired pursuant to the Purchase Agreements.

In June 2011, Bullion determined to terminate exploration activities on the La Reyna property. A year earlier, in June 2010, the Company entered into a binding term sheet relating to mining rights of a property located in Chihuahua, Mexico. The agreement required that Bullion make a $50,000 exploration right payment on execution of the agreement and a $100,000 payment for the right to conduct exploration activities on the subject property until November 30, 2010.  Bullion had the option of continuing exploration activities by making additional payments of $100,000 for each six month interval, through May 31, 2012, at which time our payment requirements were to increase for each successive period. These payments were to be applied toward a $5,000,000 total purchase price on the subject property. Several months after making the second payment of $100,000, the Company contacted the landowner with whom the agreement was made, and informed them that due to an unacceptable level of risk related to physical employee security, as well as regional political instability in strategic areas of Chihuahua Mexico, Bullion determined to discontinue option payments and cease exploration on the property.

In the summer of 2011 Bullion began an intensive program of exploration on the Niquelandia property, consisting of detailed geological mapping with sampling of outcrop where present and analysis conducted by L.A. Teixeira laboratories, specialists in Bauxite analysis. All samples were analyzed for recoverable Aluminum and reactive silica. A detailed reconnaissance of the local landowner titles, environmental licensing and background study were conducted before detailed exploration work was conducted. Once the environmental licenses were granted Dourave embarked on a detailed exploration program which included

1.

Geological mapping (85.85 square kilometers).

2.

Geochemical lines and surveying (165 kilometers)

3.

Rock Sampling (38)

4.

Channel Sampling (52)

5.

Auger drilling (86 Auger holes for a total of 437.4 meters and 471 samples)

6.

Shafts with channel samples. (18 shafts for a total of 157.2 meters depth and 163 samples)

Results of the assays showed that while the Niquelandia property potentially hosted a large bauxite deposit, the silica content of the bauxite ore was too high for economic production. Based on the return of sub-economic results along with the presence of a large overburden of compact clays and limited intersections of high grade bauxite, the Company deemed the project not able to sustain an economically viable bauxite mining operation to produce Alumina.  In December 2011, the Company determined to abandon the project, forfeit all rights under the option agreement and return the property to the original title holders.

EnShale

EnShale was established to profit from the rising demand for liquid petroleum. In 2005, Bullion acquired previously-developed technology for the extraction of oil from oil shale.

Combined with the Company’s interest in oil shale extraction technology, in December 2005, Bullion leased mineral rights from the State of Utah on approximately 4,650 acres of state owned land in Eastern Utah (the “SITLA Oil Shale Leases”), which are presently held by EnShale. The leased parcels are designated by the State of Utah to have oil shale beds containing varying amounts of oil. Each lease has a 10 year term and requires a production royalty on the basis of 5% of the market price of the products produced from the leased properties.

In 2008, EnShale contracted with the Idaho National Laboratory, a Division of the U. S. Department of Energy for an engineering analysis to be done of its oil shale extraction process utilizing ASPEN modeling. The results of the modeling indicated that our process could be capable of producing oil from shale in an economically feasible manner. EnShale engaged Utah Fabrication to design, develop and construct a demonstration plant to test technology it developed for the potential commercial production of oil from oil shale on an economically beneficial basis.

In June 2008, EnShale commenced construction on a pre-production demonstration plant to extract oil from oil shale using its patent pending extraction process. In June 2008, Bullion also increased its ownership in EnShale to 80% in exchange for transferring all of its interest in the SITLA Oil Shale Leases to EnShale. EnShale completed its testing and demonstration plant in May of 2009 and transported it to a five acre parcel of industrial property located in Vernal, Utah. Bullion has been funding EnShale through the demonstration plant and testing phases. EnShale subsequently completed an enclosure to contain the oil shale demonstration plant, allowing process and product testing to occur unimpeded by weather. EnShale is now seeking a firm or individual to assist in conducting a feasibility study to obtain sufficient optimized data to demonstrate that the plant can process shale in a commercially viable manner.

EnShale is presently in the process of reviewing funding options, including debt and equity financing, to conduct a feasibility study and take the plant to the commercial production phase if results show commercial viability of the process. Management believes that EnShale has accomplished a major breakthrough in the development of technology for the commercial processing and extraction of oil from oil shale.

Research and Development Costs During the Last Two Fiscal Years

Bullion expended $329,695 and $468,360 during the fiscal years ended April 30, 2012 and 2011, respectively, on research and development related to the process of extracting oil from oil shale.

EnShale Ownership

Stock Ownership of EnShale Inc.

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

(1)

12,000,000 shares acquired in exchange for License Agreement acquired for $400,000 on January 10, 2006, or approximately $0.033 per share; and 20,000,000 shares acquired for the transfer of rights in the SITLA Oil Shale Leases.

(2)

Acquired March 10, 2006, for services rendered of an aggregate value of $264,000 or approximately $0.033 per share.

EnShale Intellectual Property

On August 23, 2011, EnShale was granted a U.S. Patent (#US 8,002,972 B2) on its oil shale processing technology and is working to obtain patent protection in international markets.

Executive Officers of the Registrant

The following table sets forth the names of all of the Company’s executive officers.

Name	Positions Held	Date of Election or Designation
R. Don Morris	Chief Executive Officer	2010
James A. Morris	President	2010
Philip L. Manning	Chief Financial Officer	2009
Robert Morris III	Secretary	2008

Business Experience

R. Don Morris, 68, has served as an officer and director of Bullion since its incorporation in 2004 and is currently serving as CEO.  Prior to the establishment of Bullion, he was President of Bullion Monarch Company, the Company’s predecessor, for many years.  Mr. Morris is the force behind Bullion.  He has over 40 years of experience in the mineral industry from early exploration and development through production.   Mr. Morris is best known for his involvement and development of the famous Carlin Trend in Northeast Nevada as President of MM&S Exploration Company, which was acquired by Bullion Monarch Company in 1969.  Mr. Morris has worked in the mining industry throughout the world in various executive and management capacities.  He has served on various Boards of Directors, including US Copper Corp., Gold Standard of Nevada, Metals Inc., Elko Ready Mix and Arco Aris Minerals.  In the early 1990’s, Mr. Morris was invited as a special envoy to study the mineral industry in Russia, Yugoslavia and Bosnia.  Mr. Morris has worked throughout North and South America, Europe and Asia.  Mr. Morris received a Bachelor’s of Science degree in geology from Brigham Young University in 1966 and completed graduate studies at Colorado School of Mines and McKay School of Mines in Nevada.

James Andrew Morris, 44, has served on the Company’s Board of Directors since 2004 and as President since January 2010. He graduated from Brigham Young University with a degree in Business Finance in 1993.  He was employed by Merrill Lynch before founding a retail golf franchise, Utah Golf Equipment, LLC, in 1993.  He was the owner/operator of this golf business until the time of its sale in 1999.  Mr. Morris then began employment with Eagle Home Mortgage, in its Elko, Nevada, Branch.  In 2002 he served as President of Zephyr Gold and in 2004 he established M&P Development, a real estate development company, where he directed the planning and construction of three successful residential projects in Elko, Nevada.  He has served on the Great Basin College Foundation Board as well as spending much of his time in volunteer work with Spring Creek High School raising funds to build an outdoor track facility. He continues to serve as managing partner of M&P Development and as a board member for Full Circle Recovery Systems Inc.  In January 2010, Mr. Morris joined Bullion on a full-time basis, serving temporarily as CEO of EnShale and currently President of Bullion.

Robert Morris III, 40, has been the Secretary of Bullion since 2010.  He has a Bachelor’s degree in Business Finance.  From 1999 to 2002, Mr. Morris was a Branch Manager for Enterprise Rent-a-Car, where he oversaw all aspects of the local operation, including inventory, customer service personnel and related duties.  In 2002, he joined Verilease Finance as its Vice President of Sales.  He successfully managed all equipment leasing activities and employees.  Mr. Morris is the President of EnShale and serves as corporate Secretary for Bullion.

Philip Manning, 53, has been our Chief Financial Officer since 2009.  He has over 20 years of experience in various sectors of the finance industry. He received his Bachelor of Science degree in Business from Brigham Young University and earned an MBA in International Management from the American Graduate School of International Management in 1984.  His financial management experience is diverse, beginning with employment at companies such as RCA Corporation in their finance department.  In 1984, Mr. Manning joined William Wright Associates, Ltd., an investment advisory firm, where he rose from accountant to Portfolio Manager. While employed there, Mr. Manning was instrumental in establishing a fund to provide mezzanine financing to small companies.  In this capacity, he served on boards and advisory boards, advising companies in a variety of industries ranging from high tech start-ups, equestrian equipment manufacturing to manufactured home builders.  Beginning in 1990, he spent several years with Merrill Lynch, where he assisted corporate clients with asset management and received recognition from Merrill Lynch for outstanding achievement. In 1995, Mr. Manning began his own business as a consultant.  In this role, he worked for business clients, including Bullion in the late 1990’s.  In 1998, he joined Bright Trading, one of the largest proprietary trading firms in the U.S., where he was ultimately appointed Manager of the Draper, Utah Branch Office.  As Branch Manager, he was responsible for the hiring, training and supervising of traders, which he engaged in until 2001.  Mr. Manning continued trading for his own account and in 2005, commenced consulting for business clients once again.  More recently, his consultation business included Bullion, among other clients.  His work with Bullion was primarily in the Company’s accounting and finance functions. His contributions proved that he would make a valuable addition to the Bullion management team and led the Company to offer him his current position as CFO.

Competition

The Company competes with other companies for the acquisition of new mining exploration properties. The Company has limited resources when compared with larger royalty, mining and exploration companies and most companies with which it competes have substantially greater resources, personnel and expertise.  The Company’s competitive position in this industry is not considered to be significant.  However, the demand for precious metals is such that once a metal is produced it can be sold at an established market price which has made the exploration and production of such mineral resources, while highly speculative, highly lucrative.

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

Dependence on One or a Few Major Customers

The Company has no customers; however, most all of its current revenues received are derived from its1% royalty interest on its Carlin Trend Royalty claim block and specifically the Leeville Mine Property under its May 10, 1979 Property Agreement (the “1979 Agreement”) with Newmont USA Limited (“Newmont”).

Regulations on the Business

General Mining and Oil Shale Requirements. All of Bullion’s United States mining and exploration and development activities and oil shale extraction operations, if its technology proves commercially viable, will be subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive.

General Mining and Oil Shale Environmental Requirements. Exploration and development operations in mining or oil shale extraction are subject to environmental regulations, which could result in additional costs and operational delays. All phases of Bullion’s planned operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not negatively affect Bullion’s projects. Bullion is currently subject to environmental regulations with respect to its properties.

The Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by Bullion.

At the state level, mining operations are also regulated by various regulatory bodies including environmental, safety and various permitting agencies. Mining operations are required to hold Nevada Reclamation Permits required under Nevada Revised Statutes Sections 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on Bullion’s financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

Brazilian Mining Regulations. Under its Federal Constitution, all Brazilian mineral resources belong to the federal government of Brazil. The Brazilian Federal Constitution and Brazilian Mining Code impose various regulatory restrictions on mining companies relating to, among other things:

•

the manner in which mineral deposits must be exploited;

•

the health and safety of workers and the safety of residential areas located near mining operations;

•

the protection and restoration of the environment;

•

the prevention of pollution; and

•

the support of local communities where mines are located.

Mining operations in Brazil are only permitted to prospect and mine pursuant to prospecting authorizations or mining concessions granted by the National Department of Mineral Production (“Departamento Nacional de Produção Mineral” or “DNPM”), an agency of the Ministry of Mines and Energy of the Brazilian Government. The DNPM grants prospecting authorizations to a requesting party initially for a period of three years. These authorizations are renewable at the DNPM’s discretion for an additional period of one to three years, provided that the requesting party is able to show that the renewal is necessary for proper conclusion of prospecting activities. The maximum area of a prospecting authorization may vary from 50 hectares to 10,000 hectares, depending on the mineral to be explored and the area within Brazil where exploration will take place. On-site prospecting activities must start within 60 days of official publication of the issuance of a prospecting authorization. Upon completion of prospecting activities and geological exploration at the site, the grantee must submit a final report to the DNPM.

If the geological exploration reveals the existence of a mineral deposit that is economically exploitable, the grantee has one year (which may be extended by the DNPM) from approval of the report by the DNPM to apply for a mining concession or to transfer its right to apply for a mining concession to an unrelated party. The DNPM grants mining concessions for an indeterminate period of time lasting until the exhaustion of the mineral deposit. Extracted minerals that are specified in the concession belong to the holder of the concession. With the prior approval of DNPM, the holder of a mining concession can transfer it to an unrelated party that is qualified to own concessions.

Under certain circumstances, mining concessions may be challenged by unrelated parties. The holder of a mining concession must, among other things, commence development within 180 days from the granting of the concession, subject to obtaining all required environmental licenses and authorizations; refrain from suspending development and mining operations for more than six months without the prior approval of the DNPM; mine according to the mining plan approved by the DNPM; obtain all required environmental licenses and authorizations; restore the areas degraded by mining and processing operations and infrastructure; and report annually to the DNPM on activities, production and sales.

Whenever the DNPM declares certain mineral rights as forfeited, the respective area is placed for tender for 60 days, during which period any interested parties may submit their offers for exploration or mining, as the case may be. A committee of the DNPM will review the offers and will select the bid that presents the most favorable conditions to meet the interests of the mineral sector. If no offers are submitted within the 60-day period, the area will then be considered as available for future applications for exploration licenses under the priority system described herein.

The Brazilian government charges a royalty known as the Financial Compensation for Exploiting Mineral Resources (“Compensação Financeira pela Exploração de Recursos Minerais” or “CFEM”), on the revenues from the sale of minerals extracted, net of taxes, insurance costs and costs of transportation. The current annual rates on Bullion’s products are:

•

2% for iron ore, kaolin, copper, nickel, fertilizers and other minerals;

•

3% on bauxite, potash and manganese ore; and

•

1% on gold.

The Brazilian Mining Code and ancillary mining laws and regulations also impose other financial obligations. For example, mining companies must compensate landowners for the damages and loss of income caused by the use and occupation of the land (either for exploitation or exploration) and must also share with the landowners the results of the exploration (in a rate of 50% of the CFEM). Mining companies must also compensate the government for damages caused to public lands.

Employees

Bullion currently has six employees, all six of which are full-time employees. EnShale currently has no employees. Dourave Brazil has seventeen (17) employees, 15 of whom are full-time employees.

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

Risks Related To Bullion

The pending merger with Eurasian is not guaranteed to occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business. If the merger does not occur, it could have a material and adverse affect on our business, results of operations and our stock price.  On February 7, 2012, the Company entered into the Merger Agreement and related agreements with Eurasian and EMX Utah, pursuant to which the Company would be merged with and into EMX Utah and become a wholly owned subsidiary of Eurasian and each share of the Company’s common stock would be converted into the right to receive (a) 0.45 of a Eurasian common share and (b) $0.11 in cash. Consummation of the merger is subject to the satisfaction of a number of conditions, including but not limited to (i) approval of the merger by the holders of the Company’s shareholders; (ii) the receipt of all required regulatory approvals, without significant adverse or burdensome conditions; and (iii) the absence of a material adverse change with respect to the Company, as well as other conditions to closing as are customary in transactions such as the merger.

As a result of the pending merger: (a) the attention of management and employees has been and will continue to be diverted from day to day operations as they focus on matters relating to preparation for integrating the Company’s operations with those of Eurasian; (b) the restrictions and limitations on the conduct of the Company’s business pending the merger have and will continue to disrupt or otherwise adversely affect its business, and may not be in the best interests of the Company if it were to have to act as an independent entity following a termination of the Merger Agreement; (c) the Company’s ability to retain its existing employees may be adversely affected due to the uncertainties created by the merger; and (d) the Company’s ability to maintain its exploration programs, or to establish new ones, may be adversely affected. Any delay in consummating the merger may exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the merger will become effective. If the merger does not become effective because all conditions to closing are not satisfied, or because one of the parties, or all of the parties mutually, terminate the Merger Agreement, then, among other possible adverse effects: (a) the Company’s shareholders will not receive the consideration which Eurasian has agreed to pay; (b) the Company’s stock price may decline significantly; (c) the Company’s business may have been adversely affected; (d) the Company will have incurred significant transaction costs; and (e) under certain circumstances, the Company may have to pay Eurasian a termination fee of $4 million.

Future financial results may fluctuate significantly.  As a result of Bullion’s limited operations, the Company cannot predict future revenues or operating results.  Management, however, does expect future revenues and operating results to fluctuate due to a combination of factors, including the costs of exploration, the impact of changes in costs of production on the output of mines operating in our claims in the Carlin Trend, world prices for minerals and oil and other factors.  If Bullion has a shortfall in revenues in relation to its expenses, or if its expenses increase before its revenues do, then its business for a particular period would be materially adversely affected.  Because of all of these factors and the other risks discussed in this section, management believes that the Company’s quarterly and annual revenues, expenses and operating results likely will vary significantly in the future.

Bullion may not be able to satisfy future financing requirements.  Bullion may be required to seek additional financing to fund operations and carry out our business plan.  There can be no assurance that such financing will be available on acceptable terms, or at all.  The Company does not have any arrangements with any bank or financial institution to secure additional financing, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in its best interests.

Bullion will not be successful unless it, or companies with which it contracts, recovers precious metals or oil from oil shale and sells them in U.S. or world markets.  Bullion’s success and possible growth will depend on its ability, or the ability of those companies with which it contracts, to recover precious metals or oil, process them and successfully sell them on U.S. and world markets. The success of this process is dependent on the spot market prices for these goods paid in relation to the costs of production. Bullion may not always be able to produce at a profit because it can maintain a level of control only over its costs and has no ability to control the world spot market prices.

The cost of acquisition, exploration, and development activities are substantial and there is no assurance that the returns from mining activities or oil shale development will justify commercial operations.  Bullion cannot be certain that its acquisition, exploration and development activities will be commercially successful. Substantial expenditures are required to acquire existing mineral and oil shale properties, to establish reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore or oil from the shale in the case of new properties and to develop the mining and processing facilities and infrastructure at any site chosen for mining or oil shale production. There can be no assurance that any mineral reserves, mineralized material or oil from oil shale acquired or discovered will be in sufficient quantities or adequate grade to justify commercial operations or that the funds required for development can be obtained on a timely basis.

The price of gold, other minerals and oil is known to fluctuate on a regular basis and the downturn in price could negatively impact Bullion’s operations and cash flow. The price of gold, other minerals and oil is subject to fluctuations, which could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

Mining and oil shale activities are inherently hazardous and any exposure may exceed Bullion’s insurance limits or may not be insurable.  Mining and oil shale exploration, development and operating activities are inherently hazardous. Mineral exploration involves many risks that even a combination of experience, knowledge, and careful evaluation may not be able to overcome. Operations in which Bullion has direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold, other metals and oil, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or the Company could elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event, it could incur significant costs that could have a material adverse effect on its financial condition.

Bullion is dependent upon reserve estimates provided by third parties.  Because reserve calculations are only estimates, any material change may negatively affect the economic viability of the Company’s properties.  Bullion has not established its own reserve estimates and is dependent upon third parties to develop reserve estimates on properties within its claim blocks. Reserve calculations are estimates only, subject to uncertainty due to factors including metal and oil prices and recoverability of metal and oil in the mining and mineral recovery process. There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of ore or oil and grades must be considered as an estimate only. In addition, the quantity of reserves and ore or oil may vary depending on metal or oil prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may negatively affect the economic viability of the Company’s properties. In addition, there can be no assurance that gold recoveries, other metal or oil recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Bullion’s operations are subject to strict environmental regulations that may result in added costs of operations and operational delays.  Exploration and development operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of the Company’s planned operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not negatively affect Bullion’s projects. The Company is currently subject to environmental regulations with respect to all of its properties.

Bullion is subject to federal laws that require environmental assessments and bond/surety postings that add significant costs to its operations and delays in its projects.  The United States Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by the Company.

Changes in state laws, which are already strict and costly, can negatively affect Bullion’s operations by becoming stricter and costlier.  At the state level, mining operations are also regulated by various regulatory bodies including environmental, safety, and various permitting agencies.  Nevada state law requires projects to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, mining operations are required to hold Nevada Reclamation Permits required under Nevada Revised Statutes 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on the Company’s financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

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

The requirements of being a public company may strain Bullion’s resources and distract management.  As a public company, Bullion is subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act.  These requirements may place a strain on the Company’s systems and resources. The Exchange Act requires that the Company file annual, quarterly and current reports with respect to its business and financial condition. The Sarbanes-Oxley Act requires that Bullion maintain effective disclosure controls and procedures and internal controls for financial reporting. The Company currently does not have an internal audit group.  Bullion has established an Audit Committee. to maintain and improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and management cannot assure you that we will be able to do so in a timely or cost effective fashion.

Bullion does not intend to pay cash dividends on its common stock in the near term and, consequently, your only opportunity to achieve a return on your investment is if the price of the Company’s stock appreciates.  Bullion does not plan to declare cash dividends on shares of its common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in the Company will be if the market price of Bullion’s common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of Bullion’s common stock that will prevail in the market will ever exceed the price that you pay.

Bullion’s business depends on a limited number of key personnel, and the loss of any of these personnel could negatively affect its financial position or results of operations.  The Company’s officers are important to its success. If they become unable or unwilling to continue in their present positions, Bullion’s business and financial results could be materially negatively affected.

No established market for common stock.  Although Bullion’s common stock is quoted on the OTCQB Bulletin Board under the trading symbol “BULM,” there is currently no “established trading market” for its shares, and there can be no assurance that such a market will ever develop or be maintained.  Any market price for shares of the Company’s common stock is likely to be very volatile, and numerous factors beyond its control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company’s common stock in any market that may develop.  Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop.

Shares eligible for public sale in the future could decrease the price of Bullion’s common shares and reduce its future ability to raise capital.   All shares issued in the Fairness Hearing are freely transferable and will not be “restricted securities.” If there is ever an established trading market in the Company’s common stock, of which there can be no assurance, sales of substantial amounts of our common stock in the public market could decrease the prevailing market price of Bullion’s common stock and its ability to raise equity capital in the future.

“Penny stock” rules may make buying or selling Bullion common stock difficult.  The Company anticipates that the trading price for its common stock will be at $5.00 or less per share in the near future. Securities that trade for $5.00 or less are subject to the

“penny stock” rules. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our common stock to persons other than prior customers and “accredited investors,” must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and the current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Bullion’s common stock, which could severely limit the market price and liquidity of the Company’s common stock. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Securities and Exchange Commission’s regulations concerning the transfer of penny stocks.  These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell Bullion’s common stock.

If the proposed merger with Eurasian is not completed, Bullion may not address successfully the problems encountered in connection with any potential future acquisitions. If the proposed merger with Eurasian is not completed, Bullion expects to continue to consider opportunities to acquire or make investments in properties or companies that hold properties that the Company believes could enhance its capabilities, complement its current resources or expand the breadth of its property holdings. Bullion management has little experience in acquiring other businesses. Potential and completed acquisitions and investments involve numerous risks and if the Company’s management fail to properly evaluate and execute acquisitions and strategic investments, its management team may be distracted from its day-to-day operations, its business may be disrupted and its operating results may suffer. In addition, if the Company finances acquisitions by issuing equity or convertible debt securities, Bullion’s stockholders would be diluted.

Bullion’s disclosure controls and procedures may not prevent or detect all acts of fraud. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management expects that its disclosure controls and procedures and internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and Bullion management cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

There are numerous risks associated with Bullion’s international operations, any number of which could harm its business. The Company has offices and operations outside of the United States, including Canada and Brazil. The geographical distances between its operations create a number of logistical and communications challenges. These challenges include managing operations across multiple time zones, directing the exploration efforts across long distances, coordinating procurement of services necessary for the Company’s operations to multiple locations, and coordinating the activities and decisions of the employees and management team, which are based in different countries.

In addition, there are other risks inherent in international operations, which could result in disruption or termination of Bullion’s ability to generate revenues in international locations. These risks include:

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

        •  delays from doing business with customs brokers and governmental agencies; and

        •  higher costs of operations.

These factors could materially and adversely affect the Company’s business, operating results, and financial condition.

ITEM 2:  PROPERTIES

Real Properties and Facilities

The Company rents office space in St. George, Utah on a month-to-month basis and owns 5 acres of industrial property in Vernal, Utah that is used for its oil shale demonstration and testing plant.  Management believes that the Company’s facilities are adequate for the near term.

Royalty Properties

Carlin Trend Royalty

Leeville Mine:  This property is located in Eureka County, Nevada, Sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East, Mount Diablo Meridian, Lynn Mining District and is accessed via improved paved roads.  The property is currently being mined by Newmont and Bullion receives a continuing 1% gross smelter return royalty.  The Leeville claims are owned by Newmont and the Company retains a royalty interest.  The total claim responsibility for these claims lies with Newmont.

Bullion has claimed that this 1% royalty as defined in the 1979 Agreement also applies to an area of interest that contains the Sections and Townships listed below approximately encompassing the area eight (8) miles in a northerly direction, eight (8) miles in a southerly direction, eight (8) miles in an easterly direction and eight (8) miles in a westerly direction from Section 10, Township 35 North, Range 50 East, M.D.B. & M., Eureka County, Nevada.  See Part I, Item 3, regarding the Company’s litigation with Newmont USA Limited and Barrick Goldstrike Mines, Inc. (“Barrick”).  Bullion believes the following materially accurately describes this area of interest.

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

Township 34 North, Range 51 East Sections 3-10 and 15-22

Township 35 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 36 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 37 North, Range 51 East Sections 31-34

East Ore Body Mine:  This property is located in Eureka County, Nevada, Sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East, Mount Diablo Meridian, Lynn Mining District and is accessed via improved paved roads.  The property is currently being mined by Newmont USA Limited, and Bullion is receiving a continuing 1% gross smelter return royalty.  The East Ore Body Mine claims are owned by Newmont USA Limited, and the Company retains a royalty interest.  The total claim responsibility for these claims lies with Newmont USA Limited. Bullion has claimed that this 1% royalty as defined in the 1979 Agreement also applies to an area of interest that contains the Sections and Townships listed below approximately encompassing the area eight (8) miles in a northerly direction, eight (8) miles in a southerly direction, eight (8) miles in an easterly direction and eight (8) miles in a westerly direction from Section 10, Township 35 North, Range 50 East, M.D.B. & M., Eureka County, Nevada.  See Part I, Item 3, regarding Bullion’s litigation with Newmont and Barrick.  Bullion believes the following materially accurately describes this area of interest.

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

Township 34 North, Range 51 East Sections 3-10 and 15-22

Township 35 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 36 North, Range 51 East Sections 3-10, 15-22 and 27-34

Township 37 North, Range 51 East Sections 31-34

The following map reflects the location of the Leeville Mine and the East Ore Body Mine within the Carlin Trend:

East ore body and Leeville

Eastern Nevada/North Area
1 Mile
2 Kilometers
NORTH
Numbers indicate land sections
Bootstrap Pit
Saddle Pit
Tara Pit
Barrick Miekle Mine
Barrick Post/Betze Pit
NMC Deep Post Underground
North Star Pit
Deep Star Underground
Bobcat Pit
Blue Star Genesis Pit
Sold Pit
Beast Pit
Leeville Underground
Lantern Pit
North of West Pit
Carlin UG
Carlin Pit
Pete Pit
Bullion Monarch Mining Sections:
1
2
10
11
12

North Pipeline:  This property is located in Lander County, Nevada, Township 29 North, Range 47 East, Mount Diablo Meridian, Section 9, more particularly described as the E ½;  E ½ of the NW ¼ of Section 9, Township 29, Range 47, and is accessed via improved paved roads.   Bullion has a royalty agreement with Nevada Rae Gold, Inc. on its North Pipeline property, pursuant to a contract entered into in September 2003 for the mining rights of the surface gravel.  The contract calls for a guaranteed annual advanced royalty of $20,000 minimum per year.  The production royalty is $0.50 per yard of ore processed or 4% of net profits, whichever is greater.  The Company has retained all rights to the hard rock minerals in the North Pipeline Property. North Pipeline is a real property interest and not a mining claim of any kind, patented or unpatented.  The Company purchased this property according to the laws of the State of Nevada.  Bullion holds the surface and underground mineral rights to this real property, and pay annual taxes to Lander County, Nevada, presently in the amount of approximately $258.

Maggie Creek:  This property is located in Eureka County, Nevada, seven miles north of Carlin, Nevada on unpatented claims located in sections 12 and 14, township 33 North, Range 51 East, Mount Diablo Meridian, Lynn Mining District. This property is accessed via improved paved roads.  This property is not currently in operation. Bullion’s interest in this property is a three-percent (3%) royalty income from operations performed by others mining this property.  Since the Company has only a royalty interest in this property, it does not have the right to conduct mining operations.  The total claim responsibility for these claims lies with Newmont.  Reserve estimates on this property, if any, are not available to the Company.

Golden Ibex Property: This property consists of 13 patented mining claims located approximately 10 miles west of Sumpter and 40 miles southeast of Baker City in Southeastern Oregon, in the heart of the Blue Mountain Gold belt. The Company currently owns a 1% NSR royalty interest and a 2.4% equity position in Golden Ibex, Inc. Golden Ibex, Inc. has committed US$500,000 to exploration in the first year.  Bullion is not currently collecting any royalties on the Golden Ibex Property.

The following is a map of Nevada reflecting the location of the Leeville Mine, East Ore Body Mine, North Pipeline property and Maggie Creek property locations:

Leeville Maggie Claims
N. Pipeline
GREAT BASIN
NEVADA
Denio
McDermitt
Upper Lake
Middle Alkali Lake
Black Rock Desert
Santa Rosa Range
Independence Mts
Humboldt R
Winnemucca
Battle Mountain
Carlin
Elko
Wells
Wendover
80
Pyramid Lake
Trinity Range
Lovelock
Stillwater Range
Carson Sink
Fernley
Reno
Sparks
Virginia City
Carson City
Fallon
Shoshone Mts
Austin
Toiyabe Range
Eureka
Ruth
Ely
Egan Range
Schell Creek Range
Snake Ra
Wheeler Pk 13063
Yerington
Schurz
Gardnerville
Walker Lake
Mt Grant 11239
Hawthorne
Round Mountain
Monitor Range
Hot Creek Range
Grant Range
Mono Lake
Boundary Pk 13140
Tonopah
Pioche
Panaca
Caliente
Yosemite Village
Mariposa
Bishop
White Mts
Owens R
Pahute Mesa
Madera
Clovis
Independence
Beatty
St George
15
Indian Springs
Sheep Range
Overton
Lake Mead
Lone Pine
Mt Whitney 14494
Owens Lake
Death Valley
Panamint Range
Amargosa Range
Charleston Pk 11918
North Las Vegas
Las Vegas
Henderson
Boulder City
CALIFORNIA
SIERRA NEVADA
Visalia
Tulare
Porterville
Kern River
Delano
Trona
Ridgecrest
5
Wasco
Oildale
Bakersfield
Lake Mohave
Bullhead City
Taft
Tehachapi
Mojave
MOJAVE DESERT
Barstow

Exploration Properties

Bom Jesus: The Bom Jesus Project covers 9,150 hectares and includes 262 PLG’s (prospectors’ leases) and 2 overlying exploration leases.  The exploration leases are both from 2008: DNPM# 850.652 is registered to Solange Moreira de Aguilar; and DNPM # 850.653 and registered to Valmir Clamaco de Aguilar (Valmir). Operating license permit #4353/2010 for DNPM # 850.653 is in force and valid until May 23, 2013. Bullion holds the rights to the Bom Jesus Project through its wholly owned subsidiary Dourave Canada, which in turn owns 99.99% of the shares of Dourave Brazil.This 9,150 hectares gold project lies within the Tapajós gold province, which encompasses an area of about 100,000 km2 in southwest Para region of Brazil.

As with many properties in the Tapajós Region, the Bom Jesus Project is serviced primarily by air by single-engine airplane with a flight time of 1 hour 40 minutes from Itaituba.  Bon Jesus can also be services by unimproved, dirt road 30 minutes from the town of Novo Progresso (on the BR163 Santarem- Cuiaba Highway). The airstrip at the Bom Jesus Project is in good condition.   The runway has been recently graded by heavy machinery.

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

a.

$1 million upon the submission of an feasibility study to the DNPM;

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

g.

$1 million within 60 days following the payment described in item (e) above.

The Bom Jesus Project is situated about 120 meters above sea level. Locally the elevation is somewhat rolling, forming hills and valleys. There are some ridges of land on the Bom Jesus Project which are up to 50 meters above the surrounding drainages. The vegetation is composed of dense forest, with localized areas occupied by farmers and the timber industry. In the case of the Bom Jesus Project, there is little activity in the surrounding areas and the garimpo is essentially isolated from outside interference. The property lies within the Amazon basin and vegetation is typical of that found in a tropical jungle environment. The principle areas not covered by jungle have been worked by small-scale, self-employed local minters known as garimpeiros.

Bom Jesus – General Location Map

The relatively flat topography could adequately accommodate a plant and tailings and waste impoundments.

The Tapajós Province is situated in Central Amazon and is a part of the large Amazon Craton. In the North, it is bounded by the Amazon Basin near the town of Itaituba, and in the South by the Cachimbo Graben. The main rock units of the Province are attributed to events that took place during the Archaean, Proterozoic, and Phanerozoic. Tropical latosoils are developed over most areas at Bom Jesus, with thicker development on plateaus. The latosoil is 2 to 5 meters thick, brick red to ochre in color, and usually displays a well-developed “stone line” or ferricrete horizon, several meters below surface, just above the transition to saprolite.

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

Analytical and geochemical results from a recent stream sediment sampling program established a large anomaly to the west and southwest of previous exploration efforts. The presence of significant gold-in-soil anomalies verified by recent stream sediment survey results at the Bom Jesus Project has extended the existing gold anomaly to over six kilometers.

In order to cover both the central gold and base metal prospective drill targets within the Bom Jesus Project’s mineralized system, as well as the nearby geophysical targets indicated in the previous aeromagnetic surveys, an IP geophysical survey was designed to cover the known targets highlighted in previous surveys.  All diamond drill holes in the 2010 drilling campaign intersected pervasive pottassic alteration with multiple zones of sericitic and propylitic alteration with varying degrees of disseminated sulphides. The presence of this alteration indicates that the Bom Jesus Project area is within a large alteration system.

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

EnShale Oil Shale Property: We have five SITLA Oil Shale Leases.  These leases contain oil shale of the Eocene Green River Formation of the Uinta Basin (“Basin”) of eastern Utah. Of particular interest within the Green River Formation is the Mahogany Zone which has been widely studied and assayed extensively throughout the Basin by United States Geological Survey and others. The Mahogany Zone is the most widely distributed and easily recognized oil shale zone in the Uinta Basin and is the target for most oil shale development projects in the Basin with average thickness of 100 feet and average oil yield from 20-25 gallons-per-ton (GPT). A table is provided below of these five mineral leases, with latitude and longitude coordinates for each and claim description information. The minimum annual lease payments are described in the notes to our consolidated financial statements in Note 7.

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

The figure below shows latitude and longitude coordinates for EnShale’s SITLA Oil Shale Leases.

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
		22
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

The Company filed Bullion Monarch Mining, Inc. v. Newmont USA Limited (Case No. 3:08-cv-00227-ECR-VPC) in the United States District Court, District of Nevada (Reno) on April 28, 2008. The case concerns whether Newmont is required to pay the Company, in addition to the underlying one percent (1.0%) gross smelter return royalty on the core property (which is not in dispute), a one percent (1.0%) gross smelter return royalty on any mineral properties within the “area of interest” defined in the 1979 Agreement. On September 16, 2010, the Court granted Newmont’s Motion for Summary Judgment on the issue of laches and did not reach the merits of Newmont’s remaining Motions for Summary Judgment. The Court also denied Bullion’s Motion for Summary Judgment. On or about September 23, 2010, Bullion filed a Motion to Reconsider, which was denied on or about January 25, 2011. On October 14, 2010, Bullion filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit as to whether the District Court erred in applying the doctrine of laches. Oral argument on the appeal was heard on May 16, 2012. On June 13, 2012, the Ninth Circuit Court of Appeals filed a memorandum decision affirming the District Court’s grant of Newmont USA’s motion for summary judgment. On June 26, 2012, Bullion filed a petition for rehearing by the Ninth Circuit Court of Appeals and is awaiting the Court’s decision.

The Company filed Bullion Monarch Mining, Inc. v. Barrick Goldstrike Mines, Inc. (Case No. 3:09-cv-00612-ECR-VPC) in the United States District Court, District of Nevada (Reno) on April 28, 2008. The case concerns whether Barrick Goldstrike Mines, Inc. is required to pay Bullion, a one percent (1%) gross smelter return royalty on any mineral properties within the “area of interest” defined in the 1979 Agreement. On or about February 7, 2011 the Court granted Barrick’s August 6, 2010 Motion for Summary Judgment finding that the royalty violated the Rule Against Perpetuities and was thus void. The Court did not address the merits of Barrick’s remaining Summary Judgment Motion, but did deny Bullion’s Motion for Summary Judgment. On February 25, 2011 Bullion filed its Notice of Appeal with the United States Court of Appeals for the Ninth Circuit as to whether the District Court erred in its application of the Rule Against Perpetuities. Bullion’s and Barrick’s opening briefs have been filed and oral arguments were held on May 16, 2012. On June 13, 2012, the Ninth Circuit Court of Appeals filed an order certifying the following questions of law to be answered by the Nevada Supreme Court: (1) Whether, under Nevada law, the Rule Against Perpetuities applies to an area-of-interest provision in a commercial mining agreement; and (2) Whether reformation is available under Nevada Revised Statutes § 111.1039(2) if the Rule Against Perpetuities does apply. Bullion is currently awaiting a decision from the Nevada Supreme Court as to whether it will accept the certified questions with or without oral or written argument from the parties. Given the status of the litigation, Bullion is unable to determine the outcome of the case and intends to continue to prosecute the case in its best interest.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information Reduce

The Company’s common stock is traded on the OTCQB Bulletin Board under the symbol “BULM”. Set forth below are the range of high and low bid quotations for the periods indicated as reported by public reference sites.

The following table sets forth, for the periods indicated, the high and low bid information for the Company’s common stock on the OTCQB since July 2010, and for the quarterly periods ending April 30, 2012. These quotations do not reflect actual transactions or retail mark-ups, mark-downs or commissions.

Quarter Ended	High Bid	Low Bid

July 31, 2010	$.78	$0.56

October 31, 2010	$1.13	$0.56

January 31, 2011	$1.27	$0.92

April 30, 2011	$1.72	$0.90

July 31, 2011	$0.89	$1.48

October 31, 2011	$1.26	$0.70

January 31, 2012	$.92	$0.57

April 30, 2012	$1.12	$0.62

Holders

The number of record holders of the Company’s common stock as of the date of this Annual Report is approximately 297 not including an indeterminate number of holders who may hold shares beneficially in “street name.”

Dividends

Bullion has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The Company’s future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, Bullion’s ability to pay dividends on its securities.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Annual Report about the Company that are not purely historical are forward-looking statements with respect to its goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation,  statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties.  Important factors, many of which are beyond Bullion’s control, could cause actual results to differ materially from those set forth in the forward-looking statements, including but not limited to the following: general economic or industry conditions, nationally and internationally; increases or decreases in the prices of metals; changes in the interest rate environment, legislation or regulatory requirements; conditions of the securities markets; the Company’s ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting Bullion’s operations, products, services and prices among others.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Bullion does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation for Fiscal 2013

It is the Company’s belief that the proposed merger with Eurasian Minerals Inc. is in the best interest of its shareholders. Bullion’s management has directed a significant amount of time and attention to completing this merger. At present a shareholder meeting at which a vote will be taken regarding the proposed transaction, is scheduled for August 17, 2012. If the proposed merger is approved by a vote of Bullion’s shareholders holding a majority of the outstanding shares, the Company intends to complete the merger before the end of the second quarter of its 2013 fiscal year.

In the event that the Company is not successful in completing the merger with Eurasian, management has made alternative plans for the continued exploration of its Brazilian properties. The scope and extent of its exploration activity will depend primarily on the amount of revenue the Company receives from its Carlin Trend Royalty. In the past several months, the company’s revenues from its Carlin Trend Royalty have decreased significantly. Because of its inability to obtain information from Newmont regarding operations at its mines, the Company is not able to determine with a high degree of accuracy whether the decline in revenue is a temporary or long term phenomenon. If revenue continues at extremely low levels or declines further, management will be forced to reduce the scope of exploration programs on its properties and could perhaps be forced to postpone exploration of its properties altogether.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended April 30, 2012 compared to the Year Ended April 30, 2011

The revenue the Company earned from its Carlin Trend Royalty claim block decreased significantly in the year ended April 30, 2012 as compared to the year ended April 30, 2011. Since the Company has no direct access to information from Newmont regarding production related to the Carlin Trend Royalty, the Company cannot be certain about the causes of the decreased revenue. However, the Leeville Mine is the source of a large majority of the Company’s revenue. From public sources, the Company has been able to surmise that two factors may have contributed the decline in production a) a portion of the mine production at Leeville has more recently been from an area outside of the Company’s royalty area of interest resulting in a decrease in royalty revenue over the prior year and; b) Newmont experienced a problem with a ventilation shaft in the Leeville mine. A recent repair to the ventilation shaft is now complete, which Newmont has stated will allow them to return to full production at the Leeville Mine.

In addition to the Carlin Trend Royalty, the Company has a 4% royalty on the surface mining being conducted on its North Pipeline property. Nevada Rae the operator of the project, in July of 2012 reported progress in production on its property. According to Nevada Rae modifications to its plant were completed in June and the plant ran successfully in the second half of June, processing over 7,000 yards in 12 operating days, while steadily increasing throughput each day. Following the successful run, Nevada Rae began hauling new ore for processing. If this property is successfully put into production, estimates show that the Company’s royalties from this property could increase from the $20,000 per year minimum royalty payment to as much as $250,000 per year.

In the year ended April 30, 2012 the Company earned revenue of $5,344,480, a decrease of fifteen percent (15%). This decrease in revenue of $944,835 was primarily due to decreased production from the mines operated by Newmont on its Carlin Trend Royalty claim block.  Total operating expenses in fiscal 2012 as compared to fiscal 2011 increased $3,399,933. The decreased revenue combined with the increase in operating expenses resulted in an operating loss of  $(1,384,699) for the fiscal year ended April 30, 2012, compared to operating income of $2,960,069 for the fiscal year ended April 30, 2011, a decrease of  $4,344,768.

Professional fees in 2012were $1,164,945  compared to $901,322for the year ended April 30, 2011, an increase of  $263,623, primarily related to legal and accounting fees for work on the attempted stock offering and the proposed merger. Salaries & Benefits expense increased by $185,486 from $840,403 in 2011 to $1,025,889 for the year ended April 30, 2012.General and administrative (G&A) expenses for the fiscal year ended April 30, 2012, were $878,799 compared to $477,842 for the fiscal year ended April 30, 2011, an increase of $400,957, a result primarily of increased travel and marketing expenses related to the Company’s attempted stock offering and costs of the Niquelandia project and other Dourave activities. Exploration expense for the year ended April 30, 2012 were $1,702,749 compared to $118,305 the prior year. The increase was a result of exploration on the Niquelandia property and the Company’s other properties in Brazil. We incurred research and development expenses in the fiscal year ended 2012 of $329,695 compared to $468,360 in 2011, a $138,665 decrease due to a lower level of activity at our processing demonstration and testing plant. We also incurred an expense of $1,365,879 for the write down of the Niquelandia property in Brazil.

In the fiscal year ended April 30, 2012, we had a net loss of $(709,697) or $(0.02) per basic and diluted share compared to the fiscal year ended April 30, 2011, in which our net income was $1,962,404 or $0.05 per basic and diluted share.

Net loss attributable to non-controlling interest totaled $128,036 for the fiscal year ended April 30, 2012, compared to $146,056for the fiscal year ended April 30, 2011.  We recorded an unrealized loss on marketable securities for the fiscal year ended April 30, 2012, of $ (59,447) compared with an unrealized loss on marketable securities of $(80,671) in the fiscal year ended April 30, 2011.

Net comprehensive loss totaled $(937,396) in fiscal year ended April 30, 2012, compared to net comprehensive income of $2,210,272 for the fiscal year ended April 30, 2011

Liquidity and Capital Resources

At April 30, 2012, we had current assets of $1,669,484 compared to current liabilities of $295,611, for a current ratio of 5.65 to 1. This compares to current assets of $1,274,300 and current liabilities of $839,862 at April 30, 2011, resulting in a current ratio of approximately 1.52 to 1.

During the fiscal year ended April 30, 2012, liquidity needs were met from $5,344,480 in royalty revenues. Also during the fiscal year ended April 30, 2012, our total assets decreased to $9,204,670 compared to $10,599,652 at April 30, 2011.

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

On April 26, 2011, Bullion established a commercial line of credit with JP Morgan Chase Bank, in the amount of $500,000. The interest rate applied to any unpaid principal balance is LIBOR+3.081%. The line of credit was not renewed when it matured. As of April 30, 2012, the Company had no line of credit or other credit facility in place.

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

April 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bullion Monarch Mining, Inc.

St. George, Utah

We have audited the accompanying consolidated balance sheets of Bullion Monarch Mining, Inc. and subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bullion Monarch Mining, Inc. and subsidiaries as of April 30, 2012 and 2011, and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, UT

August 13, 2012

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 30, 2012 and 2011

ASSETS	2012	2011
Current Assets
Cash and cash equivalents	$ 1,255,214	$ 570,551
Royalty receivables	149,994	527,959
Prepaid expenses	182,090	74,237
Inventories	62,690	70,790
Deposits	12,080	13,080
Employee advances	7,416	17,207
Payroll tax receivable	-	476
Total current assets	1,669,484	1,274,300
Property, Plant, and Equipment, net	2,230,890	2,740,908
Other Assets
Mining properties, at cost	3,457,250	5,342,665
Notes receivable	8,635	106,121
Oil shale leases	9,669	9,669
Interest in mineral rights	48,957	58,459
Other investments	193,892	168,965
Deferred tax asset	1,281,205	371,801
Patent, net	304,688	335,938
Other	-	190,826
Total other assets	5,304,296	6,584,444
Total assets	$ 9,204,670	$ 10,599,652
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 263,084	$ 369,947
Leases payable	32,527	87,493
Income taxes payable	-	128,246
Due to shareholders	-	254,176
Total current liabilities	295,611	839,862
Long-Term Liability	-	-
Total liabilities	295,611	839,862
Stockholders' Equity
Preferred stock - par value $0.001, 10,000,000 shares authorized
No shares issued and outstanding	-	-
Common stock - par value $0.001, 100,000,000 shares
authorized; 39,360,518 issued and 39,227,063 outstanding
as of April 30, 2012 and 43,637,548 issued and 43,504,093
outstanding as of April 30, 2011	39,361	43,638
Additional paid-in capital	4,869,241	4,650,263
Less treasury stock	(104,309)	(104,309)
Accumulated other comprehensive income (loss)	(65,263)	(5,816)
Cumulative translation adjustment	(113,805)	182,483
Retained earnings since September 27, 2006
($3,632,043 accumulated deficit eliminated)	5,011,868	5,593,529
Total Bullion stockholders' equity	9,637,093	10,359,788
Noncontrolling interests	(728,034)	(599,998)
Total stockholders' equity	8,909,059	9,759,790
Total liabilities and stockholders' equity	$ 9,204,670	$ 10,599,652

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended April 30, 2012 and 2011

	2012	2011

Royalty Revenue	$ 5,344,480	$ 6,289,315
Operating Expense
Professional fees	1,164,945	901,322
Salaries and benefits	1,025,889	840,403
General and administrative	878,799	477,842
Gold tax	261,223	315,014
Exploration	1,702,749	118,305
Interest in mineral rights	-	208,000
Write down of mining property	1,365,879	-
Research and development	329,695	468,360
Total Operating Expenses	6,729,179	3,329,246
Operating Income (Loss)	(1,384,699)	2,960,069
Other Income (Expense)
Interest income	12,446	15,011
Rent income	-	4,400
Interest expense	(42,536)	(1,833)
Gain on foreign exchange	2,081	1,327
Loss on sale of assets	(90,017)	-
Loss from joint venture	-	(406,765)
Loss on investment	-	(1,500)
Total Other Income (Expense)	(118,026)	(389,360)
Net Income (Loss) Before Income Taxes	(1,502,725)	2,570,709
Provision (Benefit) For Income Taxes	(793,028)	608,305
Net Income (Loss)	(709,697)	1,962,404
Plus: Net Loss Attributable to Noncontrolling Interests	128,036	146,056
Net Income (Loss) Attributable to Bullion Stockholders	(581,661)	2,108,460
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(296,288)	182,483
Change in unrealized gain (loss) on marketable securities	(59,447)	(80,671)
Net Comprehensive Income (Loss)	$ (937,396)	$ 2,210,272
Net Income (Loss) Per Share - Basic and Diluted	$ (0.02)	$ 0.05
Weighted Average Shares Outstanding – Basic and Diluted	40,946,433	38,954,421

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended April 30, 2012 and 2011

	Common Shares Issued	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Translation Adjustment	Retained Earnings	Non-controlling Interest	Net Stockholders' Equity
Balance, April 30, 2010	38,686,210	$ 38,686	$ -	$ 1,427,464	$ 74,855	$ -	$3,529,526	$(453,942)	$ 4,616,589
Purchase of treasury stock	-	-	(150,615)	-	-	-	-	-	(150,615)
Retirement of treasury stock	(71,573)	(71)	46,306	(1,778)	-	-	(44,457)	-	-
Stock issued for services	22,911	23	-	9,577	-	-	-	-	9,600
Stock issued for purchase of Dourave-Canada	5,000,000	5,000	-	3,215,000	-	-	-	-	3,220,000
Unrealized loss on investment, net of tax	-	-	-	-	(80,671)	-	-	-	(80,671)
Translation Adjustment	-	-	-	-	-	182,483	-	-	182,483
Net income for the year ended April 30, 2011	-	-	-	-	-	-	2,108,460	(146,056)	1,962,404
Balance, April 30, 2011	43,637,548	$ 43,638	$(104,309)	$ 4,650,263	$ (5,816)	$ 182,483	$5,593,529	$(599,998)	$ 9,759,790
Expiration of company stock rights	(4,462,792)	(4,463)	-	4,463	-	-	-	-	-
Stock issued for repayment of loan to shareholders	185,763	186	-	214,515	-	-	-	-	214,701
Unrealized loss on investment, net of tax	-	-	-	-	(59,447)	-	-	-	(59,447)
Translation adjustment	-	-	-	-	-	(296,288)	-	-	(296,288)
Net income for the year ended April 30, 2012	-	-	-	-	-	-	(581,661)	(128,036)	(709,697)
Balance, April 30, 2012	39,360,519	$39,361	$(104,309)	$4,869,241	$(65,263)	$(113,805)	$5,011,868	$(728,034)	$8,909,059

See accompanying notes to financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities:
Net income (Loss)	$ (709,697)	$ 1,962,404
Adjustments to reconcile net income (Loss) to net cash from
operating activities:
Write down of mining property	1,365,879	-
Loss from joint venture	-	406,765
Loss on investment	90,017	-
Depreciation	67,153	51,334
Amortization	31,250	31,250
Deferred income taxes	(675,546)	177,960
Securities received in lieu of cash from revenues	(20,000)	(40,000)
Common stock issued for services	-	9,600
(Increase) decrease in royalties receivable	377,965	(129,150)
(Increase) decrease in income tax receivable	-	19,648
Decrease in payroll tax receivable	476	-
(Increase) in prepaid expenses	(107,852)	(10,727)
Decrease in inventories	8,100	9,500
(Increase) decrease in deposits	1,000	(12,080)
(Increase) decrease in employee advances	9,791	3,702
(Increase) in interest accrued on notes	(2,514)	(4,154)
Increase (decrease) in income taxes payable	(128,246)	127,690
Increase (decrease) in accounts payable and other liabilities	(96,810)	(379,985)
Net cash from operating activities	210,966	2,223,757
Cash Flows from Investing Activities:
Purchase of property, plant, and equipment	(39,898)	(221,026)
Proceeds from sale of assets	367,589	-
Issuance of notes receivable	-	(1,223,100)
Payments on notes payable	(30,946)	-
Funding of exploration of joint venture	-	(406,765)
Cash acquired in purchase acquisition	-	68,453
Net cash from investing activities	296,745	(1,782,438)
Cash Flows From Financing Activities:
Purchase of treasury stock	-	(150,615)
(Capitalization) write-off of exchange fees	180,826	(180,826)
Net cash from financing activities	180,826	(331,441)
Effect of Rate Changes on Cash and Cash Equivalents	(3,874)	1,168
Net Increase (Decrease) in Cash	684,663	111,046
Cash at Beginning of Period	570,551	459,505
Cash at End of Period	$ 1,255,214	$ 570,551
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ 356,000	$ 284,000

Non-cash investing and financing activities:

During the year ended April 30, 2012, stock was received in lieu of repayment of a note receivable.

During the year ended April 30, 2012, 185,763 shares were issued to repay the note payable to shareholder, increasing the par value of Common Stock by $186 and Additional Paid-In Capital by $214,515.

During the year ended April 30, 2012, 4,462,792 stock rights of the Company expired, which reduced shares issued and outstanding. Common stock was closed against Additional Paid-in Capital.

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

For the years ended April 30, 2012 and 2011

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Organization

The consolidated financial statements include the accounts of Bullion Monarch Mining, Inc., EnShale Inc., Dourave Mining and Exploration, Inc., and Dourave Mineracao E Exploracao Mineral LTDA, Dourave-Bullion Limited Partnership and Dourave-Bullion Mineracao E Exploracao Mineral LTDA (collectively referred to as “the Company”). All intercompany transactions and balances have been eliminated.

Bullion Monarch Mining, Inc. (Bullion) derives its revenues from royalties as a result of exploring, acquiring and developing mining properties in the western United States and South America.  Bullion currently has interests in properties in Utah, Oregon, Nevada and Brazil (See Note 8 for discussion on expansion into Brazil).  The Company currently has three mines producing royalties in the Carlin Trend, Nevada.

EnShale Inc. (Enshale), an (80%) owned subsidiary of Bullion is a Wyoming corporation and was organized under the laws of that state on July 11, 2005, as International Energy Resource Development, Inc.  The name of that company was later changed to EnShale Inc.  EnShale is engaged in several activities associated with the development of technology for the extraction of oil from oil shale deposits.

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

Dourave-Bullion Mineracao E Exploracao Mineral LTDA (DBM) is 99% owned by DB Partnership. DBM was organized under the laws of Brazil.

Dourave Canada and subsidiary Dourave Brazil (collectively referred to as “Dourave”) as well as DB Partnership and subsidiary (DBM) are engaged in the acquisition and exploration of resource properties.  Dourave currently holds interests in resource properties in Brazil. The Company is in the process of exploring its mineral property interests and has not yet determined whether they contain mineral reserves that are economically recoverable. As a result, the Company expenses these costs as they are incurred.

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

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)  Cash

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company manages liquidity risk by maintaining adequate cash balances. The Company continuously monitors both actual and forecasted cash flows and matches the maturity profile of financial assets and liabilities. At April 30, 2012 the Company had a balance of $907,845 in excess of FDIC limits.

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

(f)  Impairment of Patents

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the fiscal years ended April 30, 2012 and 2011.

(g)  Fair Values of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximates the carrying amount due to the short duration of these accounts.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)  Investments

As of April 30, 2012, the Company owns 245,000 shares of Golden Ibex which is approximately a (2.45%) ownership.  The Company owns 2,000,000 of DBX Mining Inc. which is approximately a (8.16%) ownership. The Company owns 1,651,000 common shares of Sydney Resource Corporation Company, which is approximately a (1.9%) interest. The Company also owns 3,000,000 common shares of Pacific Gold Corporation, which is approximately a (0.34%) interest. The Company accounts for these investments as “available-for-sale” and records each of the investments at fair market value with an associated adjustment, if necessary, as an unrealized gain or loss (see Note 18).

(i)  Mineral Taxes

The Company pays a minerals tax to the state of Nevada.  The Company’s policy is to record royalties prior to the deduction for the mineral tax and to record the mineral tax as an expense.  During the years ended April 30, 2012 and 2011, the Company included $261,223 and $315,014, respectively, of this mineral tax in gold tax expenses.

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

(k)  Net Income (loss) Per Share

The Company computes basic income per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. To calculate diluted earnings per share, all warrants whose average exercise price is less than or equal to the average share price for the year are assumed to be exercised. Also under this method, certain shares that are considered contingently issuable, such as escrowed shares subject to release based on performance criteria, are excluded from the calculation of weighted average common shares. For the years ended April 30, 2012 and 2011, potentially dilutive common shares (relating to warrants outstanding at year end) totaling 2,500,000 and 2,517,433, respectively, were not included in the computation of income (loss) per share because their effect was anti-dilutive. Therefore, diluted income (loss) per share is the same as basic income (loss) per share.

.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were considered necessary for the fiscal years ended April 30, 2012 and 2011. In April 2011 the Company wrote off its investment of $208,000 in the La Reyna property in Mexico. In 2012 the Company wrote off its investment of $1,365,879 in the Niquelandia property in Brazil.

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

(m)  Impact of New Accounting Standards

The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 2

ACQUISITION OF BULLION BY EURASIAN MINERALS, INC.

On February 7, 2012, Bullion entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eurasian Minerals Inc., a corporation incorporated under the laws of British Columbia (“Eurasian”), and EMX (Utah) Corp., a Utah corporation and wholly owned subsidiary of Eurasian (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into Bullion, with Bullion continuing as the surviving entity (the “Merger”). As a result of the Merger, Bullion will become a wholly-owned subsidiary of Eurasian.

Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger, (a) each share of Bullion’s common stock issued and outstanding immediately prior to the effective time of the merger (other than shares as to which dissenters’ rights have been properly exercised) will be converted into the right to receive $0.11 in cash, plus 0.45 of a validly issued, fully paid and non-assessable share of Eurasian common stock, no par value (the “Merger Consideration”), and (b) each outstanding warrant to purchase shares of Bullion common stock (“Bullion Warrant”) will be deemed to be exchanged for a substitute warrant that will entitle its holder to acquire, in lieu of one share of Bullion’s common stock, the Merger Consideration, upon exercise in accordance with the terms of the original Bullion Warrant.

The completion of the Merger is subject to various closing conditions, including (a) the approval of the Merger Agreement by Bullion’s shareholders, (b) the effectiveness of the registration statement for the shares of Eurasian common stock to be issued in connection with the Merger and authorization of listing of such shares, (c) subject to certain exceptions, the accuracy of representations and warranties and material compliance with covenants and (d) the absence of any law or order prohibiting the Merger.

The Merger Agreement contains certain termination rights for both Bullion and Eurasian, including for Bullion to enter, subject to the terms of the Merger Agreement into an agreement with respect to a superior proposal if doing so is necessary for the Board to comply with its fiduciary duties under applicable law. Upon termination under certain circumstances, Bullion would be required to pay Eurasian a termination fee of $4 million. The Merger Agreement also provides that, upon termination under certain circumstances, Eurasian would be required to pay Bullion a termination fee of $1 million.

At the time these consolidated financial statements were ready to be issued, the proposed Merger had not been consummated.

NOTE 3

ACQUISITION OF DOURAVE CANADA

On April 1, 2011, shareholders of Dourave Canada entered into a revised Stock Purchase Agreement with Bullion, which shareholders held approximately 81.37% of the outstanding capital shares of Dourave Canada. The revised agreement removed Dourave Canada as a party to the Stock Purchase Agreement and substituted its shareholders, but was otherwise unchanged from the agreement filed with Bullion’s original Form 8-K and is referred to as the Principal Purchase Agreement. On April 1, 2011, shareholders of the Company also entered into Stock Purchase Agreements referred to as the Minority Purchase Agreements, whereby Bullion purchased all remaining outstanding capital shares of Dourave Canada. Collectively the two agreements are referred to as the Purchase Agreements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 3

ACQUISITION OF DOURAVE CANADA (CONTINUED)

On April 1, 2011, pursuant to the terms of the Purchase Agreements, Bullion acquired the outstanding capital shares of Dourave Canada and completed the issuance of 5,000,000 shares of Bullion’s common stock and warrants which expire April 1, 2013, to purchase up to 2,500,000 shares of its common stock at an exercise price equal to $1.20 per share as total consideration for all of the capital shares of Dourave Canada acquired pursuant to the Purchase Agreements. Bullion also assumed the obligation to issue up to 281,410 shares of its common stock under outstanding warrants to purchase capital shares of Dourave Canada at an exercise price equal to $4.78 per share. None of the warrants assumed by the Company in the Dourave deal were exercised and all 281,410 warrants expired as of December 2011.

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

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of Dourave Canada were recorded at their estimated fair values at the date of acquisition. All intercompany activity and balances between Bullion and Dourave Canada since the date of acquisition have been removed at consolidation.

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

For the years ended April 30, 2012 and 2011

NOTE 4

INCOME TAXES

Below is a summary of deferred tax asset and liability calculations.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

	2012	2011
Deferred Tax Assets
Available for Sale Securities	39,080	3,454
Foreign Exploration Costs	1,738,112	2,404,192
Loss on Investment	22,006	21,892
Long-term Lease	8,538	8,383
Related Party Receivable	-	5,914
Stock Issuance Costs	1,555	4,218
Organizational Costs	2,768	3,073
Net Operating Losses	503,167	500,422
Valuation Allowance	(1,020,002)	(2,119,486)
Net Deferred Tax Asset	1,295,224	832,062

Deferred Tax Liabilities
Note Receivable Dourave Brazil	-	(431,497)
Property, Plant, & Equipment	(14,019)	(28,764)
Net Deferred Tax Liability	(14,019)	(460,261)
Net Deferred Taxes	$1,281,205	$371,801

Dourave had a deferred tax asset of $1,690,241, with a corresponding valuation allowance of the same amount at April 30, 2011.  Dourave’s deferred tax asset reduced by $1,099,484, for a total deferred tax asset of $590,757.  The valuation allowance was also reduced by $1,099,484, for a total valuation allowance of $590,757.  There has not been any change in the other entities’ valuation allowance.  The consolidated valuation allowance at April 30, 2012 is $1,020,002.

During 2012 and 2011, the amount of income tax expense (benefit) allocated to other comprehensive income totaled $35,626 and $47,916, respectively.

The provision for income taxes consists of the following:

	2012	2011
Current Taxes
Federal	$72,536	$394,625
State	8,214	35,720
Deferred Taxes
Federal	(793,213)	162,394
State	(80,565)	15,566
Provision for Income Taxes	$(793,028)	$608,305

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 4

INCOME TAXES (CONTINUED)

Reconciliation between federal income taxes at the statutory tax rate (35%) and the actual income tax provision for continuing operations follows:

	2012	2011
Expected provision (based on 35% statutory rate)	$(525,954)	$899,748
Effect of:
Federal benefit of state taxes	(2,232)	(15,133)
Permanent tax deductible differences	(127,708)	(403,072)
Effect of research credit	(13,603)	(17,075)
State income tax	(50,590)	83,638
Effective rate difference	14,125	(25,664)
Other	(4,046)	9,235
Change in valuation allowance	(83,020)	76,628
Total actual provision/(benefit)	$(793,028)	$608,305

EnShale has the following operating loss carryforwards available at April 30, 2012:

Date of Operating Loss	Year of Expiration	Balance of Loss
4/30/2006	4/30/2026	$351,426
4/30/2007	4/30/2027	217,449
4/30/2008	4/30/2028	657,538
Total NOL Carryforward		$1,226,413

Dourave has the following operating loss carryforwards available at April 30, 2012:

Date of Operating Loss	Year of Expiration	Balance of Loss
12/31/2008	12/31/2028	$32,811
12/31/2009	12/31/2029	43,738
12/31/2011	3/31/2031	148,910
Total NOL Carryforward		$225,459

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

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 4

INCOME TAXES (CONTINUED)

A reconciliation of the unrecognized tax benefits for 2012 is presented in the table below:

                Balance as of May 1, 2011

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

                Balance as of April 30, 2012

$      -

The Company has filed income tax returns in the United States.  All years prior to 2007 are closed by expiration of the statute of limitations. The years ended April 30, 2008 through April 30, 2011 are open for examination.

Dourave Canada has filed income tax returns in Canada (2007 through 2010) and Dourave Brazil has filed income tax returns in Brazil (2008 through 2011). All years are open for examination.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the year ended April 30, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no payments of interest and penalties accrued at April 30, 2012 and 2011, respectively.

NOTE 5

TREASURY STOCK

As of April 30, 2012, the Company had 133,455 shares of common stock held as treasury stock.  During the year ended April 30, 2012, the Company did not acquire or retire any treasury stock. During the year ended April 30, 2011, the Company acquired 205,028 common shares valued at cost, for $150,615. The Company retired 71,573 treasury shares valued at $46,306 during the year ended April 30, 2011.  The Company accounts for treasury stock using the cost method.

NOTE 6

NON-CONTROLLING INTEREST/INTERCOMPANY TRANSACTIONS

Bullion originally owned 100% of EnShale’s common stock.  On March 10, 2006, however, the Company agreed to issue shares to the officers of EnShale in lieu of compensation.  The Company issued 8,000,000 shares of EnShale common stock (equivalent to $264,000 or $0.033 per share) to the officers for compensation.  On April 30, 2008, EnShale issued 20,000,000 shares of its common stock to Bullion for the purchase of oil shale leases.  As of April 30, 2012, Bullion owned 80% of EnShale.

As of April 30, 2012, EnShale owed Bullion $4,923,626 for funds advanced.  In addition, EnShale also owed Bullion $653,663 in accrued interest.  Bullion loaned EnShale the cash so EnShale could pay its operating expenses and construction of demonstration and testing plant.  Both the short-term loan and accrued interest were eliminated in these consolidated financial statements.

As of April 30, 2011, Dourave Brazil owed Bullion $1,408,100 for funds advanced. During year ended April 30, 2012, Dourave Brazil performed services in lieu of repayment on the short-term loan outstanding as of April 30, 2011. As of April 30, 2012, there was no intercompany balance remaining. Both the short-term loan and services were eliminated in these consolidated financial statements.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 7

CONCENTRATIONS

During the year ended April 30, 2012, the Company received 99% of its royalty revenues from a single entity.  As of April 30, 2012, the total royalty receivable balance of $149,994 was due from this entity.  Should this entity experience any difficulties, the Company could be severely impacted, including a loss of all material income.

NOTE 8

MINING PROPERTIES AND MINERAL LEASES

Royalty Properties

Carlin Trend Royalty Claim Block

Leeville Mine:  This property is located in Eureka County, Nevada, in the Carlin Trend, sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East and is accessed via improved paved roads.  The property is currently being mined and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.   According to Newmont, the Leeville mine, which accounts for the vast majority of Bullion’s royalty revenue, is estimated to have a mine life to 2024. The Leeville mine reached full production in August 2008. The properties are carried on the consolidated balance sheets of the Company at April 30, 2012 and 2011, at their historical cost of $360.

East Ore Body Mine: This property is located in Eureka County, Nevada, in the Carlin Trend, sections 1, 2, 10, 11, and 12 of Township 35 North, Range 50 East and is accessed via improved paved roads.  The property is currently being mined and Bullion is receiving a continuing one-percent (1%) gross smelter return royalty.  We have claimed that this 1% royalty as defined in the May 10th 1979 Leeville/East Ore Mine Agreement also applies to an area of interest. See Part I, Item 3, regarding the Company’s litigation with Newmont and Barrick. The East Ore Body Mine continues to produce small amounts of gold attributable to the Company’s royalty.  During the past year, royalties to Bullion from this mine totaled $51,595. Mine life and future production are unavailable from Newmont at this time.

North Pipeline:  This property is located in Lander County, Nevada, Township 29 North, Range 47 East and is accessed via improved paved roads.  This property was purchased on June 6, 1979 Currently, an unaffiliated mining company, Nevada Rae Gold, has been given rights to mine gold from the placer deposits (the top gravel layer) on this property.  We have an advanced guaranteed royalty of $20,000 minimum per calendar year. During the past fiscal year, royalties to Bullion from this mine totaled $19,814.  The production royalty is $0.50 per yard of ore processed or 4% of net profit, whichever is greater.  No estimates have been made on the mineral deposits on the land.

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

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 8

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Resource Properties

Niquelandia:  On February 16, 2011, based on initial field work on the Niquelandia Bauxite property that identified the presence of high grade Bauxite within an Anorthositic complex, the Company purchased an option to acquire the Niquelandia property, which was comprised of ten exploration permits covering approximately 17,783 hectares situated in the Serra Borges, northwest of the city of Niquelandia in the state of Goias, Brazil, with the mineral rights transferred to Dourave for the duration of the exploration work. The close affinity to other Bauxite resource and the proximity to favorable infrastructure including hydroelectric power, roads and railways were also important factors in the decision to advance the Niquelandia Project.  In the summer of 2011 Bullion began an intensive program of exploration on the Niquelandia property, consisting of detailed geological mapping with sampling of outcrop where present and analysis conducted by L.A. Teixeira laboratories, specialists in Bauxite analysis. All samples were analyzed for recoverable Aluminum and reactive silica. A detailed reconnaissance of the local landowner titles, environmental licensing and background study were conducted before detailed exploration work was conducted. Once the environmental licenses were granted Dourave embarked on a detailed exploration program. Results of the assays of samples from the exploration work performed showed that while the Niquelandia property potentially hosted a large bauxite deposit, the silica content of the bauxite ore was too high for economic production. Based on the return of sub-economic results along with the presence of a large overburden of compact clays and limited intersections of high grade bauxite, the Company deemed the project not able to sustain an economically viable bauxite mining operation to produce Alumina. In December 2011, the Company determined to abandon the project, forfeit all rights under the option agreement and return the property to the original title holders. As a result during the year ended April 30, 2012 the Company wrote off the amount capitalized for the Niquelandia property of $1,267,398 plus related costs.

Tapajos Region, Para State: In 2007 Dourave began acquiring claims in the Tapajos Gold Region of Brazil. These claims comprise five main projects in Para state (Ouro Mil, Bom Jardim, Bom Jesus, Castelo dos Sonhos Sul and Serra do Bau) and one project in Mato Grosso state (Pontal do Paranaita). The significant terms of the property agreements are set out below.

Ouro Mil: In 2007 Dourave acquired an option, amended on December 8, 2010, to purchase the Ouro Mil property, comprised of 231 prospector leases and two overlying exploration leases covering 3,425 hectares. The Company paid R$5,000 (approx. $3,001) for the initial option, which has been capitalized.  In exchange for monthly payments of R$10,000 (approx. $6,003) to the vendor, the Company has the right to explore the property. If the Company decides to develop the project, upon commissioning a processing plant on the property, the Company must pay R$1 million (approx. $600,262) to the vendor to earn the mineral rights to a depth of 30 meters. If the Company mines below a depth of 30 meters, it must pay an additional R$2 million (approx.$1,200,524) to the vendor. Within ten days of the publication of a mining concession on the Ouro Mil property by the regulatory authorities in the Brazilian Government Official Daily Gazette, the Company must pay R$500,000 (approx. $300,131) to the vendor. Dourave has made payments through August 31, 2009. In March 2009, the parties agreed to defer payments and add any amounts so deferred to the purchase price payment. See Note 14 regarding an external option agreement entered into with respect to this property.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 8

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Resource Properties (continued)

Bom Jardim:  This property is also located in Para, Brazil. This property is accessible by air or river transportation.   In 2008 the Company acquired an option, amended April 2, 2009, to purchase the Bom Jardim property from an individual, comprised of one exploration lease covering 900 hectares, for $2 million On June 20, 2010 this Bom Jardim optioned expired. With the expiry of the original Bom Jardim option agreement, the Company entered into an agreement with the parties to the Bom Jesus agreement, dated September 20, 2010, which superseded and replaced the existing Bom Jesus option agreement. See Bom Jesus and Bom Jardim – Agreements. In addition to the Bom Jesus option agreement, they also agreed to option to the Company a 30,000 hectare property which they designated as the Bom Jardim property. This property is known by the same name as the original Bom Jardim property because it surrounds the original property. The property now under lease is comprised of three exploration tenements surrounding, but not including, the original 900Ha Bom Jardim option property owned by an individual. DBM has conducted geochemical and geophysical surveys on the Bom Jardim property, which is currently being analyzed for a potential diamond drilling program in the future.

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

$1 million upon the submission of an “Economic Benefitting Plan” to the Departamento Nacional de Prodacao Mineral (“DNPM”);

$1 million upon the approval of the Economic Benefitting Plan by the DNPM;

$1 million within ten days following publication of a mining concession on the Bom Jesus or Bom Jardim property by the regulatory authorities in the Brazilian Government Official Daily Gazette;

$1 million within ten days following issuance of an operating license by the appropriate licensing authority;

$1 million within 180 days following the payment described in item (c) above;

$1 million within 60 days following the payment described in item (d) above; and

$1 million within 60 days following the payment described in item (e) above.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 8

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Resource Properties (continued)

On April 1, 2011, Bullion announced the acquisition of Dourave in a stock purchase transaction. (See Note 3).  This agreement effectively nullified the joint venture agreement completed in June 2010 wherein Bullion and Dourave formed DB Partnership that was to own DBM which was to own and manage the Bom Jesus and Bom Jardim mining properties and perform the exploration. Under terms of the former joint venture, Bullion’s 33.3% interest in DB Partnership was formally obtained and valued at $167,765, which amount represented the final valuation for Bullion’s 33.3% interest in the Bom Jardim and Bom Jesus mining properties.   In addition to the $167,765 capital contribution commitment, the Company agreed to fund certain exploration activities of DBM. Exploration funding costs are expensed as they are incurred. Prior to acquisition of Dourave, the Company accounted for this investment utilizing the equity method.  For the year ended April 30, 2011, the Company recorded the exploration funding costs as loss from joint venture of $406,765, on the consolidated statements of income.

Other Properties

Caldeiras: This property is accessed from the Trans-Garimpeiro highway in Brazil. It is in an area which has recently been the focus of a regional gold rush and is a grassroots exploration target. The project area covers 28,355 hectares. The area is characterized by geology which is normally associated with old volcanic craters and there is strong evidence of a series of nested carters in the project area. High grade gold and/or base metals have been exploited in this area.

Pontal do Paranaita: In 2008 Dourave acquired an option to purchase the Pontal do Paranaita property, comprised of one exploration lease covering 10,000hectares.   Dourave issued 150,000 shares for the option valued at C$0.35 (approx. $0.35) per share or C$52,500 (approx. $52,488).Upon completion of a positive feasibility study, the Company may purchase 100% of the mineral rights to the property by issuing to the vendor 450,000 common shares of the Company, and by paying $200,000 to the vendor. The property is subject to a 1% net smelter royalty in favor of the vendor. The Company may purchase one half of the net smelter royalty at any time, by paying the vendor $1 million.

On February 7, 2011, Dourave amended the existing option agreement to reduce the property tenement from the original 10,000Ha to 873.45Ha directly overlying the area of interest. There was no change in the option price.

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

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 8

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

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

Carrying Values and Depletion

Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves.  As of April 30, 2012 and 2011, no depletion was reflected in the accompanying financial statements since the amount was determined to be insignificant.

The following table presents each property and its carrying value as of April 30, 2012:

Property Name	Carrying Value
Leeville/East Ore	$360
North Pipeline	500
Maggie Creek	22,211
Ophir	250,000
Bom Jesus	1,485,950
Bom Jardim	636,836
Ouro Mill	551,924
Pontal do Paranaita	297,190
Caldeiras	212,279
Total Mining Properties, at cost	$3,457,250

Mineral Leases

During 2006, EnShale acquired five (5) oil shale mineral leases from the State of Utah.  Each lease required an initial bid on the lease.  These initial bids totaled $9,669.  Each lease has a ten (10)-year life with a minimum yearly lease payment of $1 per acre due on the anniversary of the lease date.  A minimum lease payment of $500 is expected irrespective of actual acreage.  During the years ended April 30, 2012 and 2011, lease payments totaled $5,250 and $4,953, respectively, which were expensed through operations.  The leases may be extended if the State chooses to grant an extension.  If the lease is extended, the following advanced annual minimum royalty payments are due on or before the anniversary date of the lease:

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 8

MINING PROPERTIES AND MINERAL LEASES (CONTINUED)

Mineral Leases (Continued)

Year	Minimum Annual Royalty
11 thru 15	$10 per acre or part of acre
16 thru 20	$15 per acre or part of acre
21 and beyond	$20 per acre of part of acre

A production royalty is also owed to the State of five-percent (5%) of the market price of the minerals sold with a minimum royalty of one dollar ($1.00).  The production royalty may be increased at one-percent (1%) per annum until a maximum of twelve- and-one half-percent (12½%) is reached.  In 2012 and 2011, no production royalties were accrued or paid because production on these properties had not commenced.

The following is a schedule by years of future minimum lease payments extending beyond April 30, 2012:

Year ending April 30	Amount
2013	4,813
2014	4,813
2015	4,813
Total	$14,439

NOTE 9

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

NOTE 10

LEASE AGREEMENT

During June 2010, Bullion entered into a one year lease agreement for corporate office space in St. George, Utah.  The lease allows for two, one-year extensions, which Bullion has exercised.  Annual rent is approximately $26,000, which increases 2% per year.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 11

ENVIRONMENTAL REMEDIATION OBLIGATIONS

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

NOTE 12

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation and is summarized as follows at April 30, 2012:

	Cost	Accumulated Depreciation	Net
Automobiles	$38,400	$38,214	$186
Building and plant	1,993,001	-	1,993,001
Computer equipment	39,586	26,286	13,300
Computer software	36,524	7,569	28,955
Furniture and fixtures	61,985	40,013	21,972
Other equipment	68,692	35,316	33,376
Land	140,100	-	140,100
Total Property and Equipment	$2,378,288	$147,398	$2,230,890

Property, plant and equipment is stated at cost less accumulated depreciation and is summarized as follows at April 30, 2011:

	Cost	Accumulated Depreciation	Net
Automobiles	$163,854	$113,183	$50,672
Building and plant	2,294,954	49,742	2,245,211
Computer equipment	21,408	10,447	10,961
Computer software	15,408	442	14,966
Furniture and fixtures	125,943	50,980	74,964
Other equipment	51,811	22,776	29,034
Land	315,100	-	315,100
Total Property and Equipment	$2,988,478	$247,570	$2,740,908

Depreciation expense was $67,153 and $51,334 for the years ended April 30, 2012 and 2011, respectively.  The cost of repairs and maintenance is charged to operations as incurred.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 13

PATENT

During 2006, EnShale entered into an agreement to purchase non-exclusive rights to a patent for $500,000. The patent is amortized using the straight-line method over its estimated useful life of 16 years.  Amortization expense was $31,250 and $31,250 for 2012 and 2011, respectively.  At April 30, 2012 and 2011, accumulated amortization totaled $195,313 and $164,063, respectively

The following is a listing of the estimated amortization expense for the next five years:

For the year ended 4/30/2013	31,250
For the year ended 4/30/2014	31,250
For the year ended 4/30/2015	31,250
For the year ended 4/30/2016	31,250
For the year ended 4/30/2017	31,250

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

The balance in funds received of $29,989 under the option agreement relates to funds received under the option agreement in excess of exploration expenses incurred by BGC.

As of May 31, 2012, BGC terminated the Ouro Mil Option Agreement, forfeiting all rights to the property.

NOTE 15

DUE TO SHAREHOLDERS

April 30, 2011
Sergio Aquino	$218,816
Helio Tavares	35,360
$254,176

As of April 30, 2011, amounts due to Sergio Aquino and Helio Tavares in excess of $126,478 at April 30, 2011 were non-interest bearing. The interest bearing portion was at the Bank of Brazil's Selic rate, which rate was 12.50% as of April 30, 2011. During the year ended April 30, 2012, the entire balance owed to Helio Tavares was satisfied by payment of cash. Bullion issued 185,763 shares to Sergio Aquino as payment of his entire shareholder loan balance.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 16

PENDING LITIGATION

Bullion filed Bullion Monarch Mining, Inc. v. Newmont USA Limited (Case No. 3:08-cv-00227-ECR-VPC ) in the United States District Court, District of Nevada (Reno) on April 28, 2008.  The case concerns whether Newmont USA Limited ("Newmont") is required to pay Bullion, in addition to the underlying one percent (1.0%) gross smelter return royalty on the core property which is not in dispute, a one percent (1.0%) gross smelter return royalty on any mineral properties within the "area of interest" defined in the 1979 Agreement.   On September 16, 2010, the Court granted Newmont's Motion for Summary Judgment on the issue of laches and did not reach the merits of Newmont's remaining Motions for Summary Judgment.  The Court also denied the Company’s Motion for Summary Judgment. On or about September 23, 2010, Bullion filed a Motion to Reconsider, which was denied on or about January 25, 2011.  On October 14, 2010, Bullion filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit as to whether the District Court erred in applying the doctrine of laches.   Bullion's opening brief has been filed with the Court of Appeals and the Company is awaiting Newmont's response.  The Company anticipates it will be several months before the Ninth Circuit Court of Appeals decides the matter.  Given the status of the litigation, the Company is unable to determine the outcome of the case and intends to continue to prosecute the case in the best interest of the Company. The Company agreed to pay their attorneys $500,000 in installments to cap their contingency fee. As of April 30, 2012, the balance was paid in full.

On April 17, 2012, the Company entered into a 2nd Amendment to its Contingency Agreement with its counsel in this litigation. Pursuant to the amendment, the Company agreed to pay to such counsel an amount equal to $150,000, due and payable upon consummation of the Company’s proposed merger with Eurasian Minerals, Inc. (see Note 2), in exchange for such counsel waiving certain appraisal rights contained in the prior Contingency Agreement and further clarifying the Company’s fee arrangements with its counsel in such matters.  At April 30, 2012, the Company had not recorded the $150,000 contingency as the proposed merger had not been consummated at the time these consolidated financial statements were ready for issuance.

NOTE 17

NOTE RECEIVABLE

The Company issued a $100,000 note receivable to an individual on October 5, 2009. The terms of the note were a 4% annual interest rate, compounding monthly according to the exact days in the month, beginning November 1, 2009. The due date was extended to January of 2012. No payments were required until the note is due, at which time the note would be paid in full. Interest accrued as of April 30, 2012, totaled $8,635.  This note receivable was collateralized by mining claims.

During the year ended April 30, 2012, the principal on the loan was satisfied with 2,000,000 shares of common stock in DBX Mining Inc, a Delaware corporation. Interest accrued on the loan is still outstanding, but collectible, as of April 30, 2012.

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 18

INVESTMENTS

The Company’s investments at April 30, 2012 and 2011 are summarized as follows:

Common Stock Holdings	2012	2011

Golden Ibex
Fair value	$59,434	$59,434
Cost	59,434	59,434
Unrealized holding gain	$-	$-

DBX Mining Inc
Fair value	$100,000	$-
Cost	100,000	-
Unrealized holding gain	$-	$-

Sidney Resources Corporation
Fair value	$4,458	$49,530
Cost	78,800	78,800
Unrealized holding gain (loss)	$(74,342)	$(29,270)

Pacific Gold Corporation
Fair value	$30,000	$60,000
Cost	60,000	40,000
Unrealized holding gain (loss)	$(30,000)	$20,000

Total fair value	$193,892	$168,964
Total cost	298,234	178,234
Total unrealized holding gain (loss)	(104,342)	(9,270)
Deferred tax asset (liability)	39,079	3,454
Total unrealized holding gain (loss), net of tax	$(65,263)	$(5,816)

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

BULLION MONARCH MINING, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended April 30, 2012 and 2011

NOTE 18

INVESTMENTS (CONTINUED)

The following table provides the Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of April 30, 2012:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	April 30, 2011	(Level 1)	(Level 2)	(Level 3)

Investments	$193,892	$34,458	-	$159,434

During the year ended April 30, 2012, there were no significant measurements of assets or liabilities at fair value (as defined in ASC 820-10-20) on a nonrecurring basis subsequent to their initial recognition except for the securities listed in the table above.

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

Stock Rights

On September 26, 2011, stock rights of the Company expired in the quantity of 4,462,792.

Shares Issued

On November 8, 2011, the Company issued 185,763 shares of Bullion’s common stock to Sergio Aquino in repayment of the shareholder loan due to him. See Note 15.

NOTE 20  LINE OF CREDIT

On April 26, 2011, the Company entered into a Commercial Line of Credit agreement for an amount up to $500,000. Accrued interest and fees were to be payable monthly, beginning May 26, 2011. The principal balance was payable upon the maturity date of April 26, 2012. Interest was computed on a 365/360 basis according to the LIBOR Rate plus 3.081 percentage points. There was no penalty for prepayment. The line of credit was not renewed on the maturity date.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Bullion’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of April 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary, concluded that, as of April 30 2012, our internal control over financial reporting was effective.

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See our audited consolidated financial statements for the fiscal years ended April 30, 2012, and 2011, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)

Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

Exhibit No.	Title of Document
2.1

Agreement and Plan of Merger, dated as of February 7, 2012, by and among Bullion Monarch Mining, Inc., Eurasian Minerals Inc. and EMX (Utah) Corp.  This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on February 8, 2012, and is incorporated herein by this reference.

3.1	Articles of Incorporation. This document was filed as an exhibit to Registrant’s Form 10 filed by the Company on July 23, 2010, and is incorporated herein by this reference.
3.2	Bylaws, as amended. This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended November 30, 2010, and is incorporated herein by this reference.
10.1	Leeville/East Ore Mine Agreement. This document was filed as an exhibit to Registrant’s Form 10 filed by the Company on July 23, 2010, and is incorporated herein by this reference.
10.2	License Agreement. This document was filed as an exhibit to Registrant’s Form 10 filed by the Company on July 23, 2010, and is incorporated herein by this reference. [Is this still active?]
10.3

Stock Purchase Agreement for purchase of majority shares of Dourave Canada.  This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on April 7, 2011, and is incorporated herein by this reference.

10.4

Form of Stock Purchase Agreement for purchase of minority shares of Dourave Canada.  This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on March 8, 2011, and is incorporated herein by this reference.

10.5	Stock Option Agreement * This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company March 29, 2011, and is incorporated herein by this reference.
10.6	Stock Option Plan * This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on February 23, 2011, and is incorporated herein by this reference.
10.7	Employment Agreement with R. Don Morris * This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on April 14, 2011, and is incorporated herein by this reference.
10.8	Employment Agreement with James A. Morris * This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on April 14, 2011, and is incorporated herein by this reference.
10.9	Employment Agreement with Philip L. Manning * This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on April 14, 2011, and is incorporated herein by this reference.
10.10	Employment Agreement with Robert D. Morris * This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on April 14, 2011, and is incorporated herein by this reference.
10.11	Form of Director Agreement* This document was filed as an exhibit to Registrant’s 10-K for the fiscal year ended April 30, 2011, and is incorporated herein by this reference
10.12

Form of Voting Agreement, dated as of February 7, 2012, by and between Eurasian Minerals Inc. and certain shareholders of Bullion Monarch Mining, Inc. This document was filed as an exhibit to Registrant’s Form 8-K filed by the Company on February 8, 2012, and is incorporated herein by this reference.

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

BULLION MONARCH MINING, INC.

Date:	August 13, 2012	By:	/s/R. Don Morris
R. Don Morris, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BULLION MONARCH MINING, INC.

Date:	August 13, 2012	By:	/s/R. Don Morris
R. Don Morris
President and Director

Date:	August 13, 2012	By:	/s/Philip Manning
Philip Manning
Chief Financial Officer

Date:	August 13, 2012	By:	/s/James A. Morris
James A. Morris
Treasurer, Chairman of the Board

Date:	August 13, 2012	By:	/s/Robert Morris III
Robert Morris III
Secretary

Date:	August 13, 2012	By:	/s/Nate Bryson
Nate Bryson
Director